Form 10-Q
period 2003-06-30
PRICE FUND I LP
filed 2003-11-14
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number: 333-74176

THE PRICE FUND I, L.P.

(Exact name of registrant as specified in charter)

Delaware (State of Organization)	36-4400372 (IRS Employer Identification Number)

c/o Price Asset Management, Inc. 141 West Jackson Boulevard Suite 1340A Chicago, Illinois (Address of principal executive offices)	60604 (Zip Code)

(312) 264-4300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Total number of Pages: 16 plus exhibits

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements of The Price Fund I, L.P. are included in Item 1:

The Price Fund I, L.P.

Statements of Financial Condition as of June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash	$599	$677

Total assets	$599	$677

Liabilities and Partner’s Capital

Liabilities	$—	$—

Partner’s capital General partner	599	677

Total liabilities and partner capital	$599	$677

See accompanying notes.

The Price Fund I, L.P.

Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and June 30, 2002

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Bank fees	$(39)	$(36)	$(78)	$(72)

Decrease in net assets arising from operations	$(39)	$(36)	$(78)	$(72)

See accompanying notes.

The Price Fund I, L.P.

Statements of Cash Flows for the Six Months Ended June 30, 2003 and June 30, 2002

	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002
	(Unaudited)	(Unaudited)
Operating activities
Decrease in net assets arising from operations	$(78)	$(72)

Net cash used in operating activities and decrease in cash	(78)	(72)
Cash
Beginning of period	677	827

End of period	$599	$755

See accompanying notes.

The Price Fund I, L.P.

Statements of Changes in Net Assets for the Six Months Ended June 30, 2002 and June 30, 2003

Six month period ended June 30, 2002 (unaudited)
Net assets, January 1, 2002	$827

Decrease in net assets arising from operations	(72)

Net assets, June 30, 2002	$755

Six month period ended June 30, 2003 (unaudited)
Net assets, January 1, 2003	$677

Decrease in net assets arising from operations	(78)

Net assets, June 30, 2003	$599

See accompanying notes.

The Price Fund I, L.P.

Notes to the Financial Statements Dated June 30, 2003

Note 1 Nature of Operations and Significant Accounting Policies

Nature of Operations—The Price Fund I, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on October 5, 2000 to engage in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures and forward contracts.

As of June 30, 2003, the Partnership has not commenced operations.

Price Asset Management, Inc., the general partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor. The Price Futures Group, Inc., an entity affiliated through common ownership, will act as the introducing broker for the Partnership, whereby certain of the Partnership’s accounts will be introduced to the Partnership’s clearing broker. Man Financial Inc. will initially serve as the clearing broker.

The General Partner and each limited partner will share in the profits and losses of the Partnership in proportion to their respective ownership interests.

Basis of Presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months and three months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Recognition—Futures, options on futures, and forward contracts will be recorded on trade date, and open contracts will be reflected at market value.

Income Taxes—The Partnership’s income or loss will be includable in the income tax returns of the individual partners.

Note 2 The Limited Partnership Agreement and Related-Party Activities

The General Partner will be responsible for management of the Partnership.

New limited partners may purchase units of the Partnership upon approval by the General Partner at the net asset value, as defined, as of the last day of each month, or on any other date as determined by the General Partner.

After holding the units for nine months, limited partners may require the Partnership to redeem some or all of their units at the net asset value, as defined, as of the last day of each month without a redemption charge. Any units redeemed before the holder has been a limited partner for six months will be assessed a redemption charge equal to 4 percent of the net asset value per unit on the date of such redemption and units redeemed after six but within nine months will be assessed a 3 percent redemption charge.

The Partnership will terminate and its remaining net assets will be distributed pro rata to the holders of the then outstanding units on December 31, 2035, or earlier if certain events occur.

The Partnership will pay management and other fees as specified in the Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership will pay a monthly management fee based on the Partnership’s total assets, based on a 1 percent annual rate. The General Partner will choose one or more trading advisors that will be responsible for making all trading decisions on behalf of the Partnership. The trading advisors, as selected by the General Partner and described in the Registration Statement, will charge the Partnership management fees at 2 percent per annum (based on assets managed) and quarterly incentive fees of 20 percent of new trading profits, as defined.

The General Partner will receive a portion of the incentive fee assessed by certain advisors. However, this fee will be payable by the advisor to the General Partner and will not be an obligation of or payable by the Partnership.

The Price Futures Group, Inc., as Introducing Broker

The clearing broker will pay Price Futures Group a portion of the brokerage fee paid by the Partnership for clearing transactions.

In addition, the Partnership will pay Price Futures Group 0.5 percent of the purchase price of each limited partnership unit sold for syndication costs incurred by Price Futures Group, subject to increase up to 1 percent at the discretion of the General Partner. These syndication costs, which are related to the issuance of limited partnership units, will be charged to partners’ capital upon the issuance of such units. As of December 31, 2002, Price Futures Group had incurred syndication costs, comprised of legal and accounting fees and marketing expenses, of approximately $306,000 (June 30, 2003—$339,000).

Uhlmann Price Securities, LLC., as Selling Group Manager

Uhlmann Price Securities, LLC., an affiliate of the General Partner, will act as the selling group manager for the Partnership. The Partnership will pay Uhlmann Price Securities a commission of 4 percent of the purchase price of each unit sold. In addition, the Partnership will pay a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning 13 months after that unit has been outstanding. The trailing commission will be equal to 2 percent of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year.

The Partnership will pay all of its direct legal, accounting, filing, reporting and data processing expenses, incentive fees, management fees, brokerage fees and extraordinary expenses, subject to overall limitations on fees described in the Partnership’s limited partnership agreement. The General Partner will bear any fees in excess of these limitations.

Note 3 Financial Instruments with Off-Balance-Sheet Risk

The Partnership’s trading activities will involve derivative financial instruments, primarily futures, options on futures, and forward contracts, which have market and/or credit risk.

Market Risk—Market risk will arise primarily from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure will be equal to the notional value of futures contracts purchased and unlimited on such contracts sold short. As both a buyer and seller of options on futures, the Partnership will pay or receive a premium at the outset and then bear the risk of unfavorable market variations underlying the option. The risk of loss for purchased options on futures will be limited to the premiums paid; written or sold options on futures will expose the Partnership to potentially unlimited liability.

Exposure to market risk will be influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments will be traded. In many cases, the use of financial instruments may serve to modify or offset market risk associated with other transactions and, accordingly, may serve to decrease the Partnership’s overall exposure to market risk. The Partnership will attempt to control its exposure to market risk through various analytical monitoring techniques.

Credit Risk—Credit risk will arise primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance will be limited to the current cost to replace all contracts in which the Partnership has a gain.

Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the cash settlement procedures for daily market movements and the margin requirements of individual exchanges.

Concentration of Credit Risk—Some of the Partnership’s trades will be cleared through Price Futures Group’s clearing broker. In the event this counterparty does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of this counterparty. The Partnership will attempt to minimize this credit risk by monitoring the creditworthiness of the clearing broker.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

As of June 30, 2003, The Price Fund I, L.P. had not commenced the offering of its units of limited partnership interest. The initial offering period will begin upon commencement of offering of units and will end upon the earlier to occur of the sale of 1,000 units or December 31, 2003 (subject to extension to September 30, 2004). The continuing offering period will commence upon termination of the initial offering period and will be ongoing.

CAPITAL RESOURCES

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Fund’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.

Trading in forward contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

The Fund will allocate assets to third party trading managers who will make investment and trading decisions on behalf of the Fund. As a result, neither the Fund nor the general partner is directly responsible for liquidating positions or selecting instruments in which the Fund will trade.

Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.

RESULTS OF OPERATIONS

As of June 30, 2003, the Fund had not commenced operations.

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund intends to trade in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Price Asset Management was unable to offset such positions, the Fund could experience substantial losses. Price Asset Management will access daily positions and profit and loss summaries for all trading advisors selected to trade Fund assets and will employ various measures to monitor draw-downs, market diversification and leverage.

In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

CRITICAL ACCOUNTING POLICIES—VALUATION OF THE FUND’S POSITIONS

Price Asset Management believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The majority of the Fund’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Price Asset Management expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective measures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

Past Results Not Necessarily Indicative of Future Performance

The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements can produce frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

The Fund may rapidly acquire and liquidate both long and short positions in a wide range of different markets through the allocations it makes to trading advisors. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “ Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund’s market sensitive instruments.

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk. Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized).

Exchange maintenance margin requirements are expected to be used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Fund in expressing Value at Risk in a functional currency other than Dollars.

In quantifying the Fund’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been taken into account.

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

Since the Fund has not commenced operations as of June 30, 2003, it has no open positions susceptible to a Value at Risk analysis.

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Fund may typically be many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund’s open positions could create a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions—unusual, but historically recurring from time to time—could cause the Fund to incur severe losses over a short period of time. The Value at Risk tables—as well as the past performance of the Fund—give no indication of this “risk of ruin.”

NON-TRADING RISK

The Fund may experience non-trading market risk on any foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are expected to be immaterial. The Fund also may have non-trading market risk as a result of investing in U.S. Treasury Bills. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by Price Asset Management for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

Since the Fund had not commenced operations as of June 30, 2003, it had no primary trading risk exposures as of such date.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund’s operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

The means by which the Fund attempts to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Price Asset Management applies risk management policies to trading which generally are designed to limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Price Asset Management follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points for each of the Fund’s trading advisors.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Price Asset Management have concluded that the Fund has effective disclosure controls and procedures to ensure that material information relating to the Fund is made known to them by others within the Fund, particularly during the period in which this quarterly report is being prepared. The principal executive officer and financial and principal accounting officer of Price Asset Management have evaluated the effectiveness of the Fund’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this report (the “Evaluation Date”) and have based the foregoing conclusion about the effectiveness of the Fund’s disclosure controls and procedures based on their evaluation as of the Evaluation Date.

During the period covered by this report, there have been no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submissions of Matters to a vote of Security Holders.

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2003.

THE PRICE FUND I, L.P. (Registrant)

By: Price Asset Management, Inc. General Partner

By:	/s/ Walter Thomas Price III

Walter Thomas Price III Co-Chairman, President and Director

EXHIBIT INDEX

Exhibit Number	Description of Document

31.01	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002