Form 10-Q
period 2003-09-30
PRICE FUND I LP
filed 2003-11-14
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number: 333-74176

THE PRICE FUND I, L.P.

(Exact name of registrant as specified in charter)

Delaware	36-4400372
(State of Organization)	(IRS Employer Identification Number)

c/o Price Asset Management, Inc. 141 West Jackson Boulevard Suite 1340A Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

(312) 264-4300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Total number of Pages: 16 plus exhibits

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements of The Price Fund I, L.P. are included in Item 1:

The Price Fund I, L.P.

Statements of Financial Condition as of September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(Unaudited)

Assets

Cash	$560	$677

Total assets	$560	$677

Liabilities and Partner’s Capital

Liabilities	$—	$—

Partner’s capital
General partner	560	677

Total liabilities and partner capital	$560	$677

See accompanying notes.

The Price Fund I, L.P.

Statements of Operations for the Three Months and Nine Months Ended September 30, 2003 and September 30, 2002

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Bank fees	$(39)	$(39)	$(117)	$(111)

Decrease in net assets arising from operations	$(39)	$(39)	$(117)	$(111)

See accompanying notes.

The Price Fund I, L.P.

Statements of Cash Flows for the Nine Months Ended September 30, 2003 and September 30, 2002

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities
Decrease in net assets arising from operations	$(117)	$(111)

Net cash used in operating activities and decrease in cash	(117)	(111)

Cash
Beginning of period	677	827

End of period	$560	$716

See accompanying notes.

The Price Fund I, L.P.

Statements of Changes in Net Assets for the Nine Months Ended September 30, 2002 and September 30, 2003

Nine month period ended September 30, 2002 (Unaudited)
Net assets, January 1, 2002	$827
Decrease in net assets arising from operations	(111)

Net assets, September 30, 2002	$716

Nine month period ended September 30, 2003 (Unaudited)
Net assets, January 1, 2003	$677
Decrease in net assets arising from operations	(117)

Net assets, September 30, 2003	$560

See accompanying notes.

The Price Fund I, L.P.

Note to the Financial Statements Dated September 30, 2003

Note 1        Nature of Operations and Significant Accounting Policies

Nature of Operations—The Price Fund I, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on October 5, 2000 to engage in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures and forward contracts.

As of` September 30, 2003, the Partnership has not commenced operations.

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

Basis of Presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the nine months and three months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

In addition, the Partnership will pay Price Futures Group 0.5 percent of the purchase price of each limited partnership unit sold for syndication costs incurred by Price Futures Group, subject to increase up to 1 percent at the discretion of the General Partner. These syndication costs, which are related to the issuance of limited partnership units, will be charged to partners’ capital upon the issuance of such units. As of December 31, 2002, Price Futures Group had incurred syndication costs, comprised of legal and accounting fees and marketing expenses, of approximately $306,000 (September 30, 2003—$345,000).

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, an affiliate of the General Partner, will act as the selling group manager for the Partnership. The Partnership will pay Uhlmann Price Securities a commission of 4 percent of the purchase price of each unit sold. In addition, the Partnership will pay a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning 13 months after that unit has been outstanding. The trailing commission will be equal to 2 percent of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year.

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

INTRODUCTION

As of September 30, 2003, The Price Fund I, L.P. had not commenced the offering of its units of limited partnership interest. The initial offering period will begin upon commencement of offering of units and will end upon the earlier to occur of the sale of 1,000 units or December 31, 2003 (subject to extension to September 30, 2004). The continuing offering period will commence upon termination of the initial offering period and will be ongoing.

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

RESULTS OF OPERATIONS

As of September 30, 2003, the Fund had not commenced operations.

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

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE FUND’S POSITIONS

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

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund’s market sensitive instruments.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

Since the Fund has not commenced operations as of September 30, 2003, it has no open positions susceptible to a Value at Risk analysis.

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

Since the Fund had not commenced operations as of September 30, 2003, it had no primary trading risk exposures as of such date.

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