Form 10-K
period 2003-12-31
PRICE FUND I LP
filed 2004-03-30
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number: 333-74176

THE PRICE FUND I, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-4400372
(State of Organization)	(IRS Employer Identification Number)

c/o Price Asset Management, Inc.

141 West Jackson Boulevard

Suite 1340A

Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

(312) 264-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of Limited Partnership Units held by non-affiliates of the registrant, as of June 30, 2003, was zero since the registrant had not commenced operations as of that date. For purposes of this disclosure, units held by officers or principals of the General Partner have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Total number of Pages: 19 plus exhibits

PART I

ITEM 1. BUSINESS

The Price Fund I, L.P. (“Partnership”) was organized as a limited partnership on October 5, 2000 in the State of Delaware. The offices of the partnership are located c/o Price Asset Management, Inc., 141 West Jackson Boulevard, Suite 1340A, Chicago, Illinois 60604, and the Partnership’s telephone number is (312) 264-4300.

The Partnership’s objective is to achieve capital appreciation through speculative trading of futures contracts, options on futures contracts and forward contracts by independent trading advisors. Investment in the Partnership may provide investors an opportunity to diversify a portfolio of traditional investments consisting of stocks and bonds.

The general partner (“General Partner”) of the Partnership is Price Asset Management, Inc., an Illinois corporation that is wholly owned by Walter Thomas Price III. The General Partner administers the business and affairs of the Partnership. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”). The General Partner’s main business office is located at 141 West Jackson Boulevard, Suite 1340A, Chicago, Illinois 60604, and its telephone number is (312) 648-2883.

The General Partner will choose one or more trading advisors that will be responsible for making trading decisions on behalf of the Partnership and will allocate funds to these advisors. Consistent with its fiduciary duties to the limited partners, the General Partner may modify its allocation among the trading advisors or select new advisors at any time. The trading advisors to whom the Partnership anticipates making allocations over time are Clarke Capital Management, Inc., SmithPoint Investments, Ltd., Spirit Trading Incorporated, Campbell and Company, Inc., Fall River Capital, LLC, Landmark Asset Management Corporation, and Marathon Capital Growth Partners LLC. Although the allocations effective at the time trading commences are subject to change, the General Partner will make initial allocations of 35% of its trading assets to Clarke Capital Management, 30% to SmithPoint Investments and 35% to Spirit Trading. There is no minimum period of time during which these advisors will necessarily trade for the Partnership.

The General Partner will select commodity programs for the Partnership considering both qualitative factors and quantitative measures. These factors and measures are used to evaluate a commodity trading advisor’s ability to generate returns after considering such variables as risk management approach, market diversification and leverage.

The initial trading advisors selected by the General Partner, and any trading advisors that the General Partner may select in the future, are expected to rely principally on technical analysis. However, the General Partner may select advisors in the future that do not use technical analysis or use it only minimally.

ITEM 2. PROPERTIES

The Partnership owns no properties.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during fiscal year 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS

There is no established market for the Partnership units. The units are offered on a best efforts basis by both representatives of the General Partner and certain broker-dealers, including Uhlmann Price Securities, LLC. An offering on a best efforts basis is one in which the securities dealers participating in the offering are under no obligation to purchase any of the securities being offered and, therefore, no specified number of securities are guaranteed to be sold and no specified amount of money is guaranteed to be raised.

The net proceeds of the offering, after deducting the subscription fee, will be managed by the General Partner including allocating a portion to the trading advisors which the General Partner has chosen. Trading account assets are used to satisfy minimum margin requirements for the Partnership’s unrealized futures positions. Consistent with the Commodity Exchange Act, all of the assets of the Partnership are maintained in cash and segregated customer funds, except assets, if any, committed as margin on some non-United States futures and option transactions. The Partnership’s trading account assets which are not committed as margin may be invested in U.S. Treasury securities.

The Partnership has not paid any dividends nor does it intend doing so. There are no securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

	2003	2002
Net revenue (losses)	$0	$0
Total expenses	$156	$150

Net income (loss)	$(156)	$(150)

Net income (loss) per unit	$0	$0
Total units outstanding as of December 31	0	0

Total assets as of December 31	$1,135,858	$677
Total obligations as of December 31	$1,135,337	$0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

As of December 31, 2003, The Price Fund I, L.P. had sold no units of limited partnership interest. The initial offering period expires upon the sale of 1,000 units. The continuing offering period commences upon termination of the initial offering period and will be ongoing.

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Partnership’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.

Trading in forward contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

The Partnership will allocate assets to third party trading managers who will make investment and trading decisions on behalf of the Partnership. As a result, neither the Partnership nor the General Partner is directly responsible for liquidating positions or selecting instruments in which the Partnership will trade.

Other than these limitations on liquidity, which are inherent in the Partnership’s futures trading operations, the Partnership’s assets are expected to be highly liquid.

RESULTS OF OPERATIONS

As of December 31, 2003, the Partnership had not commenced trading operations.

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership intends to trade in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Partnership at the same time, and if Price Asset Management was unable to offset such positions, the Partnership could experience substantial losses. Price Asset Management will access daily positions and profit and loss summaries for all trading advisors selected to trade Partnership assets and will employ various measures to monitor draw-downs, market diversification and leverage.

In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

Price Asset Management believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Partnership will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Price Asset Management expects that under normal circumstances substantially all of the Partnership’s assets will be valued on a daily basis using objective measures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

Past Results Not Necessarily Indicative of Future Performance

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements can produce frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership may rapidly acquire and liquidate both long and short positions in a wide range of different markets through the allocations it makes to trading advisors. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Partnership’s market sensitive instruments.

QUANTIFYING THE PARTNERSHIP’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

The Partnership’s risk exposure in the various market sectors traded by the Partnership is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized).

Exchange maintenance margin requirements are expected to be used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Partnership in expressing Value at Risk in a functional currency other than Dollars.

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been taken into account.

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

Since the Partnership has not commenced operations as of December 31, 2003, it has no open positions susceptible to a Value at Risk analysis.

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Partnership may typically be many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions could create a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

NON-TRADING RISK

The Partnership may experience non-trading market risk on any foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are expected to be immaterial. The Partnership also may have non-trading market risk as a result of investing in U.S. Treasury Bills. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by Price Asset Management for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

Since the Partnership had not commenced operations as of December 31, 2003, it had no primary trading risk exposures as of such date.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

The Partnership is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Partnership generally will use a small percentage of assets as margin, the Partnership does not believe that any increase in margin requirements, as proposed, will have a material effect on the Partnership’s operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

The means by which the Partnership attempts to manage the risk of the Partnership’s open positions is essentially the same in all market categories traded. Price Asset Management applies risk management policies to trading which generally are designed to limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Price Asset Management follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points for each of the Partnership’s trading advisors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of The Price Fund I, L.P. are included in Item 8:

Page
Financial Statements

Statements of Financial Condition as of December 31, 2003 and December 31, 2002	9

Statements of Operations for the Years Ended December 31, 2003, December 31, 2002 and December 31, 2001	10

Statements of Cash Flows for the Years Ended December 31, 2003, December 31, 2002 and December 31, 2001	11

Statements of Changes in Net Assets for the Years Ended December 31, 2003, December 31, 2002 and December 31, 2001	12

Notes to Financial Statements Dated December 31, 2003	13–15

Financial statements meeting the requirements of Regulation S-X appear beginning on page 9 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6, Selected Financial Data.

Independent Auditors’ Report

Partners of

The Price Fund I, L.P.

We have audited the accompanying statements of financial condition of The Price Fund I, L.P. (a Delaware limited partnership) as of December 31, 2003 and 2002 and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Price Fund I, L.P. as of December 31, 2003 and 2002, and the results of its operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois

March 19, 2004

The Price Fund I, L.P.

Statements of Financial Condition

	December 31, 2003	December 31, 2002

Assets
Cash	$1,135,858	$677

Total assets	$1,135,858	$677

Liabilities and Partner’s Capital
Escrow funds held	$1,135,337	$—
Partner’s capital
General partner	521	677

Total liabilities and partner’s capital	$1,135,858	$677

See accompanying notes.

The Price Fund I, L.P.

Statements of Operations

	Years Ended
	December 31, 2003	December 31, 2002	December 31, 2001

Expenses
Bank fees	$(156)	$(150)	$(163)

Decrease in net assets arising from operations	$(156)	$(150)	$(163)

See accompanying notes.

The Price Fund I, L.P.

Statements of Cash Flows

	Years Ended
	December 31, 2003	December 31, 2002	December 31, 2001

Operating activities
Decrease in net assets arising from operations	$(156)	$(150)	$(163)

Net cash used in operating activities	(156)	(150)	(163)

Financing activities
Escrow funds received	1,135,337	—	—

Net cash provided by financing activities	1,135,337	—	—

Increase (decrease) in cash	1,135,181	(150)	(163)
Cash
Beginning of year	677	827	990

End of year	$1,135,858	$677	$827

See accompanying notes.

The Price Fund I, L.P.

Statements of Changes in Net Assets

Years ended December 31, 2001, 2002 and 2003
Net assets, January 1, 2001	$990

Decrease in net assets arising from operations - 2001	(163)

Net assets, December 31, 2001	827

Decrease in net assets arising from operations - 2002	(150)

Net assets, December 31, 2002	677

Decrease in net assets arising from operations - 2003	(156)

Net assets, December 31, 2003	$521

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

As of December 31, 2003, the Partnership has not commenced operations.

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

Escrow Funds Held—The Partnership held amounts received during 2003 from investors in an escrow account, pending reclassification as limited partner subscriptions upon the General Partner’s decision to break escrow and commence operations, as described in Note 4.

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

In addition, the Partnership will pay Price Futures Group 0.5 percent of the purchase price of each limited partnership unit sold for syndication costs incurred by Price Futures Group, subject to increase to 1 percent at the discretion of the General Partner. These syndication costs, which are related to the issuance of limited partnership units, will be charged to partners’ capital upon the issuance of such units. As of December 31, 2003, Price Futures Group had incurred syndication costs, comprised of legal and accounting fees and marketing expenses, of approximately $445,669 (2002 - $306,000).

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

Market Risk—Market risk will arise primarily from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure will be equal to the notional value of futures contracts purchased and unlimited on such contracts sold short. As both a buyer and seller of options on futures, the Partnership will pay or receive a premium at the outset and then bears the risk of unfavorable market variations underlying the option. The risk of loss for purchased options on futures will be limited to the premiums paid; written or sold options on futures will expose the Partnership to potentially unlimited liability.

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

Note 4 Subsequent events

As of fiscal year-end 2003, the Partnership has not commenced trading. Amounts received from investors during the fiscal year were held in an escrow account. During January 2004, the General Partner made the decision to break escrow and the Partnership commenced trading.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Price Asset Management have concluded that the Partnership has effective disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this annual report is being prepared. The principal executive officer and financial and principal accounting officer of Price Asset Management have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this report (the “Evaluation Date”) and have based the foregoing conclusion about the effectiveness of the Partnership’s disclosure controls and procedures based on their evaluation as of the Evaluation Date.

During the period covered by this report, there have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Price Asset Management, Inc., general partner and commodity pool operator of the Partnership, are as follows:

Name	Age	Title
Walter Thomas Price III	63	Co-Chairman, President and Director
Thomas J. Madden	72	Co-Chairman
Allen D. Goodman	34	Chief Financial Officer
Scott R. Baldwin	46	Executive Vice President

Walter Thomas Price III, is the co-chairman, president, director and sole shareholder of the General Partner and an Investor in Uhlmann Price Securities and has been the President and CEO of The Price Futures Group since June 1995. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is President, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed NASD principal and NFA principal.

Thomas J. Madden is the co-chairman of the General Partner. He has been involved in the trading of cash commodities, commodity futures and options on futures for more than 40 years. He joined The Price Futures Group in 1995 as president of its Asset Management Division. He has been an associated person of The Price Futures Group since February of 1996. Mr. Madden was a member of the Chicago Board of Trade (“CBOT”) from 1972 to 1994, trading for his own account as well as acting as a broker for firms that include E. F. Hutton, Cargill and Merrill Lynch. He served on the Business Conduct Committee of the CBOT for approximately five years. He earned his degree in economics from Harvard University.

Allen D. Goodman is the chief financial officer of the General Partner, which he joined in March 2001. From January 2000 to March 2001, he served as founder and president of Financial Products, Ltd., a management consulting firm specializing in financial process reengineering. From February 1999 to January 2000, he worked as a management consultant for Via International, preceded by service as a business valuation consultant for BDO Seidman LLP from May 1997 to February 1999. Prior to that, from February 1995 to May 1997, he founded and managed Exclusively Gourmet, Inc., a specialty food and confections brokerage company. Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University.

Scott R. Baldwin is executive vice president of the General Partner, which he joined in November 2000. Scott Baldwin has been associated with the securities and futures industry for over two decades. His expertise has been in trading and investing in managed funds, client relations and risk management. Mr. Baldwin graduated with a B.A. from the Northern Illinois University School of Journalism in 1979. In 1984, Mr. Baldwin became an independent member of the CBOT and founded a brokerage execution and consulting business, Scott Baldwin Futures Group. In 1997, he founded SRB Capital Management, a registered commodity trading advisor and commodity pool operator. Mr. Baldwin also serves as an advisor to two private investment funds and is a licensed NASD securities representative and registered NFA principal. Mr. Baldwin is involved in the research and development of the managed investment sector for the General Partner, and his responsibilities also entail consultation, marketing, and syndication.

ITEM 11. EXECUTIVE COMPENSATION

See the notes to the financial statements incorporated above for a description of management fees paid to the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003, the Partnership had not issued any units of limited partnership interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in Item 7, Operating Expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Altschuler, Melvoin and Glasser LLP (the “Firm”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory filings and other services normally provided in connection with regulatory filings or engagements are as follows:

2002	$16,634
2003	$24,829

(2)	Audit-Related Fees. None. The Firm has a continuing relationship with American Express Tax and Business Services, Inc. (“TBS”) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

(3)	Tax Fees. None. See Item 14.(2) above.

(4)	All Other Fees. None. See Item 14.(2) above.

(5)	Not Applicable.

(6)	See Item 14.(2) above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents filed as a part of the report:

(1)	Financial Statements: See Index to Financial Statements under Item 8 of this report.

(2)	Financial statement schedules: No additional schedules are required.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2004.

THE PRICE FUND I, L.P.
(Registrant)

By:	Price Asset Management, Inc.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Co-Chairman, President and Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-1
32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-2
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4