Form 10-Q
period 2004-03-31
PRICE FUND I LP
filed 2004-05-17
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Total number of Pages: 17 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of The Price Fund I, L.P. are included in Item 1:

The Price Fund I, L.P.

Statements of Financial Condition as of March 31, 2004 (Unaudited) and December 31, 2003

	3/31/2004	12/31/2003
ASSETS
Cash	$626,637	$1,135,858
Investment in US Government obligations	839,384	—
Unrealized net trading gains on open futures contracts	33,486	—

Total Assets	$1,499,507	$1,135,858

LIABILITIES
Management and incentive fees payable	$28,966	—
Administrative fees payable	44,385	—
Subscriptions received in advance	65,000	—
Escrow funds held	—	$1,135,337
Other	1,001	—

Total Liabilities	139,352	1,135,337

PARTNERS’ CAPITAL
Partners’ capital
Limited partners	1,064,383	—
General Partner	295,772	521

Total Partners’ Capital	1,360,155	521

Total Liabilities and Partners’ Capital	$1,499,507	$1,135,858

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of March 31, 2004 (Unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations:
total cost - $838,214
US Treasury Bills, due 4/29/04, principal amount $840,000	$839,384	61.71%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (50.24% US based)
Currencies	2	$2,383	0.18%
Financials	46	35,160	2.58%
Metals	8	4,960	0.36%

Total	56	$42,503	3.12%

Unrealized losses (100.00% US based)
Currencies	9	$890	0.07%
Energies	8	3,080	0.22%
Financials	11	5,047	0.37%

Total	28	$9,017	0.66%

Unrealized net trading gains on open futures contracts		$33,486	2.46%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Operations for the Three Months Ended March 31, 2004 and March 31, 2003 (Unaudited)

	3 months ended 3/31/2004	3 months ended 3/31/2003
Income
Trading income
Net trading gains - commodities
Realized	$30,616	—
Change in unrealized	33,486	—
Foreign exchange losses	(225)	—
Commissions	(8,539)	—

Total Trading Income	55,338	—

Interest Income	1,385	—

Total income	56,723	—

Expenses:
Management fees - General Partner	2,970	—
Management fees - Trading Advisors	4,812	—
Incentive fees - Trading Advisors	21,184	—
Professional fees	29,110	—
Bank fees and other expenses	3,750	$39

Total expenses	61,826	39

Net loss	$(5,103)	$(39)

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Three Months Ended March 31, 2004 and March 31, 2003 (Unaudited)

	3 months ended 3/31/04			3 months ended 3/31/03

	General Partner	Limited Partners	Total
Partners’ Capital at beginning of quarter	$521	—	$521	$677
Contributions	298,500	1,066,237	1,364,737	—
Net loss	(3,249)	(1,854)	(5,103)	(39)
Withdrawals	—	—	—	—

Partners’ Capital at end of quarter	$295,772	$1,064,383	$1,360,155	$638

	03/31/04	03/31/03
Per unit data
Net asset value	$990.86	—

Units outstanding	1,373	—

Unit data cannot be provided for any periods prior to the first quarter of 2004 as the Partnership had not yet commenced operations.

The information presented for the three months ended March 31, 2003 is for the General Partner’s capital only as no limited partners were admitted to the Partnership prior to the first quarter of 2004.

See accompanying notes to financial statements.

The Price Fund I, L.P.

Financial Highlights for the Three Months Ended March 31, 2004 (Unaudited)

Financial highlights for the three months ended March 31, 2004 are as follows:

2004
Ratio of Net Investment Loss to Average Net Assets	(5.12)%

Ratio of Expenses to Average Net Assets	5.24%

Total Return	(0.91)%

The above ratios have not been annualized and were calculated for the limited partner class taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions.

See accompanying notes to financial statements.

The Price Fund I, L.P.

Notes to the Financial Statements (Unaudited)

Note 1 Nature of Operations and Significant Accounting Policies

Nature of Operations—The Price Fund I, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on October 5, 2000 to engage in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures and forward contracts. The Partnership commenced trading activities on January 12, 2004.

Price Asset Management, Inc., the general partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor. The Price Futures Group, Inc., an entity affiliated through common ownership, acts as the introducing broker for the Partnership, whereby certain of the Partnership’s accounts are introduced to the Partnership’s clearing broker. Man Financial Inc. serves as the clearing broker.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to their respective ownership interests.

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K Annual Report for 2003 as filed with the Securities and Exchange Commission.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Assets—The valuation of net assets includes open commodity futures and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts has been calculated based on closing prices on the last business day of each month. Foreign currency is translated into US dollars at the exchange rate prevailing on the last business day of each month. Net asset value is determined by subtracting liabilities from assets, which also equals Partners’ capital.

Revenue Recognition—Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statements of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of the commodity futures is based upon the most recent available settlement prices on the appropriate commodity exchanges. Changes in unrealized gains or (losses) represent the total increases or (decreases) in unrealized gains or (increases) or decreases in unrealized losses on open positions during the period.

Interest Income Recognition—The Partnership records interest income in the period it is earned.

Income Taxes—The Partnership is not subject to federal income taxes because its income and losses are includable in the tax returns of its partners.

The Price Fund I, L.P.

Notes to the Financial Statements (Unaudited)

Note 2 The Limited Partnership Agreement and Related-Party Activities

The General Partner is responsible for management of the Partnership.

New limited partners may purchase units of the Partnership upon approval by the General Partner at the net asset value, as defined, as of the last day of each month or on any other date as determined by the General Partner.

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

The Partnership pays management and other fees as specified in the Form S-1 Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership pays a monthly management fee based on the Partnership’s total assets, based on a 1 percent annual rate. Management fees paid to the General Partner for the three month period ended March 31, 2004, determined at the 1 percent rate, amounted to $2,970. The General Partner may choose one or more trading advisors that are responsible for making all trading decisions on behalf of the Partnership. The trading advisors, as selected by the General Partner and described in the Registration Statement, charge the Partnership management fees at 2 percent per annum (based on assets managed) and quarterly incentive fees of 20 percent of new trading profits, as defined. Management fees paid to the Partnership’s trading advisors for the three month period ended March 31, 2004, determined at the 2 percent rate, amounted to $4,812. Incentive fees paid to the Partnership’s trading advisors for the three month period ended March 31, 2004 amounted to $21,184 .

The General Partner receives a portion of the incentive fee assessed by certain advisors. However, this fee is payable by the advisor to the General Partner and is not an obligation of or payable by the Partnership. Incentive fees paid by the advisors to the General Partner for the three month period ended March 31, 2004 amounted to $1,120.

The Price Futures Group, Inc., as Introducing Broker

The clearing broker pays Price Futures Group a portion of the brokerage fee paid by the Partnership for clearing transactions.

In addition, the Partnership pays Price Futures Group 0.5 percent of the purchase price of each limited partnership unit sold for syndication costs incurred by Price Futures Group, subject to increase to 1 percent at the discretion of the General Partner. Amounts payable for such costs to Price Futures Group for the three month period ended March 31, 2004 totaled $7,046. These syndication costs, which are related to the issuance of limited partnership units, are charged to partners’ capital upon the issuance of such units. As of December 31, 2003 Price Futures Group had incurred syndication costs, comprised of legal and accounting fees and marketing expenses, of approximately $445,669. (March 31, 2004 – $445,669)

The Price Fund I, L.P.

Notes to the Financial Statements (Unaudited)

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann Price Securities a commission of 4 percent of the purchase price of each unit sold. These commissions are charged to partners’ capital upon the issuance of such units. Commissions paid by the Partnership to Uhlmann Price Securities for the three month period ended March 31, 2004 amounted to $27,207. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning thirteen months after that unit has been outstanding. The trailing commission is equal to 2 percent of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year.

The Partnership pays all of its direct legal, accounting, filing, reporting and data processing expenses, incentive fees, management fees, brokerage fees and extraordinary expenses, subject to overall limitations on fees described in the Partnership’s limited partnership agreement. The General Partner will bear any fees in excess of these limitations.

Note 3 Financial Instruments with Off-Balance-Sheet Risk

The Partnership’s trading activities involve derivative financial instruments, primarily futures, options on futures, and forward contracts, which have market and/or credit risk.

Market Risk—Market risk arises primarily from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional value of futures contracts purchased and unlimited on such contracts sold short. As both a buyer and seller of options on futures, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable market variations underlying the option. The risk of loss for purchased options on futures is limited to the premiums paid; written or sold options on futures expose the Partnership to potentially unlimited liability.

Exposure to market risk is influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments are traded. In many cases, the use of financial instruments may serve to modify or offset market risk associated with other transactions and, accordingly, may serve to decrease the Partnership’s overall exposure to market risk. The Partnership attempts to control its exposure to market risk through various analytical monitoring techniques.

Credit Risk—Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Partnership has a gain. Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the cash settlement procedures for daily market movements and the margin requirements of individual exchanges.

Concentration of Credit Risk—Some of the Partnership’s trades are cleared through Price Futures Group’s clearing broker. In the event this counterparty does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of this counterparty. The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through March 31, 2004, subscriptions totaling $1,408,720 had been accepted and redemptions over the same period totaled $0.

CAPITAL RESOURCES

The partnership will raise additional capital only through the sale of units offered pursuant to the continuing offering and does not intend to raise any capital through borrowings. Due to the nature of the partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the partnership’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the partnership from promptly liquidating unfavorable positions and subject the partnership to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the partnership may not be able to execute future trades at favorable prices if little trading in such contracts is taking place.

Trading in forward contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the amount of time required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

Other than these limitations on liquidity, which are inherent in the partnership’s futures trading operations, the partnership’s assets are expected to be highly liquid.

RESULTS OF OPERATIONS

Partnership Results for January 2004:

The partnership commenced trading in mid-January as trading advisors for the partnership initiated positions in foreign currencies and interest rate contracts. Initially profitable long positions in these markets turned unprofitable as U.S. interest rates rose in response to published comments from the Federal Reserve Bank.

Later in the month the trading advisors initiated positions in non-financial markets including tropical, agricultural and energy sectors, which decreased volatility and smoothed partnership returns.

Partnership Results for February 2004:

Partnership performance for the month was positive and recaptured almost all of the net trading loss from January. The partnership benefited from positions in soybean oil, corn, Japanese Yen, crude oil and interest rate instruments.

Partnership Results for March 2004:

The partnership was slightly profitable as gains in interest rate contracts, foreign currencies and metals were offset by losses in soybean oil and crude oil. Profits early in the month in the interest rate complex were reduced near the end of the month as better than expected consumer confidence, improvement in initial jobless claims and profit taking in anticipation of the April unemployment figures contributed to downward price pressure.

The partnership also benefited from profitable movement in the U.S. Dollar versus the Euro, Swiss Franc, Australian Dollar and Japanese Yen. Alleged terrorist activities in Spain fueled demand for gold as a perceived safe haven.

Profit taking in the soybean complex ended the rally after supply shortages and a production strike in Brazil sent soy prices to 16-year highs. The rally in crude oil also abated as traders took profits in existing positions.

For the year through March 31, the partnership’s compounded rate of return was -0.91%.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2004.

Market Sector	Value at Risk	Percent of Net Assets
Currencies	$3,273	0.24%
Energies	$3,080	0.23%
Financials	$40,207	2.96%
Metals	$4,960	0.36%

TOTAL:	$51,520	3.79%

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Fund may typically be many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund’s open positions could create a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time. The Value at Risk tables — as well as the past performance of the Fund — give no indication of this “risk of ruin.”

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by Price Asset Management for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2004.

THE PRICE FUND I, L.P.
(Registrant)

By:	Price Asset Management, Inc.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Chairman, President and Director

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