Form 10-Q
period 2004-06-30
PRICE FUND I LP
filed 2004-08-16
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of The Price Fund I, L.P. are included in Item 1:

The Price Fund I, L.P.

Statements of Financial Condition as of June 30, 2004 (Unaudited) and December 31, 2003

	6/30/2004	12/31/2003
ASSETS
Cash	$716,542	$1,135,858
Investment in US Government obligations	838,947

Total Assets	$1,555,489	$1,135,858

LIABILITIES

Management and incentive fees payable	$15,597
Administrative fees payable	47,879
Subscriptions received in advance	35,000
Escrow funds held		$1,135,337
Unrealized net trading losses on open futures contracts	5,329
Other	945

Total Liabilities	$104,750	$1,135,337

PARTNERS’ CAPITAL

Partners’ capital
Limited partners	1,160,705
General partner	290,034	521

Total Partners’ Capital	1,450,739	521

Total Liabilities and Partners’ Capital	$1,555,489	$1,135,858

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of June 30, 2004 (Unaudited)

		Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $837,822)

US Treasury Bills, due 8/12/04, principal amount $840,000		$838,947	57.83%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (100.00% US based)
Financials	18	$6,328	0.44%

Unrealized losses (100.00% US based)
Currencies	2	$(1,577)	0.11%
Metals	18	(10,080)	0.69%

Total	20	$(11,657)	0.80%

Unrealized net trading losses on open futures contracts		$(5,329)	0.37%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Operations for the Three Months and Six Months Ended June 30, 2004 and June 30, 2003 (Unaudited)

	3 months ended 6/30/2004	3 months ended 6/30/2003	6 months ended 6/30/2004	6 months ended 6/30/2003
Income
Trading income
Net trading gains - commodities
Realized	$60,373		$90,989
Change in unrealized	(38,815)		(5,329)
Foreign exchange losses	(1,605)		(1,830)
Commissions	(6,587)		(15,126)

Total Trading Income	13,366		68,704

Interest Income	2,176		3,561

Total income	15,542		72,265

Expenses:
Management fees - General Partner	3,679		6,649
Management fees - Trading Advisors	5,573		10,385
Incentive fees - Trading Advisors	3,375		24,559
Professional fees	28,370		57,480
Other expenses	3,750	$39	7,500	$78

Total expenses	44,747	39	106,573	78

Net loss	$(29,205)	$(39)	$(34,308)	$(78)

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2004 and June 30, 2003 (Unaudited)

	6 months ended 6/30/04	6 months ended 6/30/03
Partners’ Capital at beginning of year	$521	$677
Contributions	1,484,526	—
Net loss	(34,308)	(78)
Withdrawals	—	—

Partners’ Capital at end of period	$1,450,739	$599

Per unit data	6/30/04	6/30/03
Net asset value	$971.64	—

Units outstanding	1,493	—

Unit data cannot be provided for any periods prior to 2004 as the Partnership had not yet commenced operations.

The information presented for the six months ended June 30, 2003 is for the General Partner’s capital only as no limited partners were admitted to the Partnership prior to the first quarter of 2004.

See accompanying notes to financial statements.

The Price Fund I, L.P.

Financial Highlights for the Three Months and Six Months Ended June 30, 2004 (Unaudited)

	3 months ended 6/30/2004	6 months ended 6/30/2004
Ratio of Net Investment Loss to Average Net Assets	(2.95)%	(9.07)%
Ratio of Expenses to Average Net Assets	3.10%	9.38%
Total Return	(1.94)%	(2.84)%

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

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and six months ended June 30, 2004 and 2003, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

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

After holding the units for nine months, limited partners may require the Partnership to redeem some or all of their units at the net asset value, as defined, as of the last day of each month without a redemption charge. Any units redeemed before the holder has been a limited partner for six months will be assessed a redemption charge equal to 4 percent of the net asset value per unit on the date of such redemption and units redeemed after six but within nine months will be assessed a 3 percent redemption charge. As of June 30, 2004, the investor redemption fees were reduced from 4% to 3% for redemptions within the first six months and from 3% to 2% for redemptions after the first six but within the first nine months of ownership.

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

The Partnership pays management and other fees as specified in the Form S-1 Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership pays a monthly management fee based on the Partnership’s total assets, based on a 1 percent annual rate. Management fees paid to the General Partner for the three month and six month periods ended June 30, 2004, determined at the 1 percent rate, amounted to $3,679 and $6,649, respectively. The General Partner may choose one or more trading advisors that are responsible for making all trading decisions on behalf of the Partnership. The trading advisors, as selected by the General Partner and described in the Registration Statement, charge the Partnership management fees of up to 2 percent per annum (based on assets managed) and quarterly incentive fees of up to 20 percent of new trading profits, as defined.

The General Partner receives a portion of the incentive fee assessed by certain advisors. However, this fee is payable by the advisor to the General Partner and is not an obligation of or payable by the Partnership. Incentive fees paid by the advisors to the General Partner for the three month and six month periods ended June 30, 2004 amounted to $282 and $1,403.

The Price Futures Group, Inc., as Introducing Broker

The clearing broker pays Price Futures Group a portion of the brokerage fee paid by the Partnership for clearing transactions.

In addition, the Partnership pays Price Futures Group 0.5 percent of the purchase price of each limited partnership unit sold for syndication costs incurred by Price Futures Group, subject to increase to 1 percent at the discretion of the General Partner. As of June 30, 2004, the offering expense fee was increased to 1 percent of the purchase price of each limited partnership unit sold. Amounts payable for such costs to Price Futures Group for the six month period ended June 30, 2004 totaled $7,671. These syndication costs, which are related to the issuance of limited partnership units, are charged to partners’ capital upon the issuance of such units.

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann Price Securities a commission of 5 percent (which includes a re-allowance of up to 4% to other broker dealers) of the purchase price of each unit sold. As of June 30, 2004, the commission to Uhlmann Price Securities was reduced to 3.5% (with a reallowance of up to 3% to other broker dealers). These commissions are charged to partners’ capital upon the issuance of such units. Commissions paid by the Partnership to Uhlmann Price Securities for the three month and six month periods ended June 30, 2004 amounted to $10,035 and $37,242, respectively. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning thirteen months after that unit has been outstanding. The trailing commission is equal to 2 percent of the net asset value of a unit. As of June 30, 2004, the trailing commission was increased from 2 percent to 3 percent. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through June 30, 2004, subscriptions totaling $1,534,241 had been accepted and redemptions over the same period totaled $0.

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

RESULTS OF OPERATIONS

Partnership Results for April 2004:

In April, the partnership profited from short positions in the United States Treasury markets which were offset in part from losses due to volatility in currencies and a weakness in metals. For the month, the partnership produced a profit of 0.86%.

Partnership Results for May 2004:

Financial and commodity markets this month generally traded in a narrower but no less volatile range than last month. The partnership was profitable based on strength in carry-over positions in the United States Treasury markets and in the extended rally of crude oil. These gains were tempered somewhat by losses in currency contracts resulting from a lower United States dollar. For the month, the partnership produced a profit of 2.17%.

Partnership Results for June 2004:

The partnership was unprofitable in June due to a series of short-term price spikes and corresponding market reversals in several futures markets. Interest rate, currency and metal markets each generated losses due to high volatility, directionless price behavior that appears affected by United States Federal Reserve policy. Such choppy, side-to-side activity among non-correlated markets tends to negate the diversification benefits of an asset class. For the month, the partnership produced a net loss of 4.84%.

For the three months ended June 30 and for the year to date, the partnership’s compounded rate of return was (1.94)% and (2.84)%, respectively.

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund intends to trade in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Price Asset Management was unable to offset such positions, the Fund could experience substantial losses. Price Asset Management will access and assess daily positions and profit and loss summaries for all trading advisors selected to trade Fund assets and will employ various measures to monitor draw-downs, market diversification and leverage.

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

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE FUND’S POSITIONS

Price Asset Management believes that the accounting policies that are most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The majority of the Fund’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Fund are also valued at published daily settlement prices or at dealers’ quotes. Thus, Price Asset Management expects that under normal circumstances substantially all of the Fund’s assets are valued on a daily basis using objective measures.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2004.

Market Sector	Value at Risk	Percent of Net Assets
Currencies	$1,577	0.11%
Financials	$6,328	0.44%
Metals	$10,080	0.69%

TOTAL:	$17,985	1.24%

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2004.

THE PRICE FUND I, L.P.
(Registrant)

By:	Price Asset Management, Inc.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Chairman, President and Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2

32.01	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3

31.02	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4

32.02	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

E-1