Form 10-Q
period 2004-09-30
PRICE FUND I LP
filed 2004-11-15
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Total number of Pages: 19 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of The Price Fund I, L.P. are included in Item 1:

The Price Fund I, L.P.

Statements of Financial Condition as of September 30, 2004 (Unaudited) and December 31, 2003

	9/30/2004	12/31/2003
ASSETS

Cash	$738,505	$1,135,858
Investment in US Government obligations	838,557
Net unrealized trading gains on open futures contracts	28,962
Accounts receivable	1,357

Total Assets	$1,607,381	$1,135,858

LIABILITIES

Management and incentive fees payable	$19,938
Administrative fees payable	68,142
Subscriptions received in advance	7,920
Escrow funds held		$1,135,337
Other	968

Total Liabilities	$96,968	$1,135,337

PARTNERS’ CAPITAL

Partners’ capital
Limited partners	$1,222,899
General partner	287,514	$521

Total Partners’ Capital	$1,510,413	$521

Total Liabilities and Partners’ Capital	$1,607,381	$1,135,858

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of September 30, 2004 (Unaudited)

		Market Value	Percent of Partners Capital
US Government obligations (total cost - $837,016)
US Treasury Bills, due 11/12/04, Principal amount $840,000		$838,557	55.52%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (66.66% US based)
Agricultural	32	$20,950	1.39%
Currencies	14	5,636	0.37%
Financials	26	6,651	0.44%

	72	$33,237	2.20%

Unrealized losses (100.00% US based)
Currencies	9	$(4,275)	0.28%

Total	9	$(4,275)	0.28%

Net unrealized trading gains on open futures contracts		$28,962	1.92%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003 (Unaudited)

	3 months ended 9/30/2004	3 months ended 9/30/2003	9 months ended 9/30/2004	9 months ended 9/30/2003
Trading income
Net trading gains - commodities
Realized	$6,887		$97,876
Change in unrealized	34,296		28,967
Foreign exchange gains (losses)	256		(1,574)
Commissions	(7,930)		(23,056)

Total Trading income	33,509		102,213

Investment income
Interest	3,505		7,066

Expenses
Management fees - General Partner	3,790		10,439
Management fees - Trading Advisors	4,687		15,072
Incentive fees - Trading Advisors	9,595		34,154
Professional fees	28,310		85,790
Other expenses	3,750	$39	11,250	$117

Total expenses	50,132	39	156,705	117

Net investment loss	(46,627)	(39)	(149,639)	(117)

Net loss	$(13,118)	$(39)	$(47,426)	$(117)

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2004 and September 30, 2003 (Unaudited)

	9 months ended 9/30/04	9 months ended 9/30/03
Partners’ Capital at beginning of period	$521	$677
Contributions	1,557,318	—
Net loss	(47,426)	(117)
Withdrawals	—	—

Partners’ Capital at end of period	$1,510,413	$560

Per unit data	09/30/04	09/30/03
Net asset value	$963.20	—

Units outstanding	1,568	—

Unit data cannot be provided for any periods prior to 2004 as the Partnership had not yet commenced operations.

The information presented for the nine months ended September 30, 2003 is for the General Partner’s capital only as no limited partners were admitted to the Partnership prior to the first quarter of 2004.

See accompanying notes to financial statements.

The Price Fund I, L.P.

Financial Highlights for the Three Months and Nine Months Ended September 30, 2004 (Unaudited)

	3 months ended 9/30/2004	9 months ended 9/30/2004
Ratio of Net Investment Loss to Average Net Assets	(3.10)%	(11.01)%
Ratio of Expenses to Average Net Assets	3.33%	11.53%
Total Return	(0.87)%	(3.68)%

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

Note 1 Nature of Operations and Significant Accounting Policies

Nature of Operations—The Price Fund I, L.P., a Delaware limited partnership (the “Partnership”), was organized on October 5, 2000 to engage in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures and forward contracts. The Partnership commenced trading activities on January 12, 2004.

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

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and nine months ended September 30, 2004 and 2003, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

After holding the units for nine months, limited partners may require the Partnership to redeem some or all of their units at the net asset value, as defined, as of the last day of each month without a redemption charge. Any units redeemed before the holder has been a limited partner for six months will be assessed a redemption charge equal to 4 percent of the net asset value per unit on the date of such redemption and units redeemed after six but within nine months will be assessed a 3 percent redemption charge. As of June 30, 2004, the investor redemption fees were reduced from 4 percent to 3 percent for redemptions within the first six months and from 3 percent to 2 percent for redemptions after the first six but within the first nine months of ownership.

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

The Partnership pays management and other fees as specified in the Form S-1 Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership pays a monthly management fee based on the Partnership’s total assets, based on a 1 percent annual rate. Management fees paid to the General Partner for the three month and nine month periods ended September 30, 2004, determined at the 1 percent rate, amounted to $3,790 and $10,439, respectively. The General Partner may choose one or more trading advisors that are responsible for making all trading decisions on behalf of the Partnership. The trading advisors, as selected by the General Partner and described in the Registration Statement, charge the Partnership management fees up to 2 percent per annum (based on assets managed) and quarterly incentive fees of up to 20 percent of new trading profits, as defined.

The General Partner receives a portion of the incentive fee assessed by certain advisors. However, this fee is payable by the advisor to the General Partner and is not an obligation of or payable by the Partnership. Incentive fees paid by the advisors to the General Partner for the three month and nine month periods ended September 30, 2004 amounted to $2,398 and $3,801.

The Price Futures Group, Inc., as Introducing Broker

The clearing broker pays Price Futures Group a portion of the brokerage fee paid by the Partnership for clearing transactions.

In addition, the Partnership paid Price Futures Group 0.5 percent of the purchase price of each limited partnership unit sold for syndication costs incurred by Price Futures Group, subject to increase to 1 percent at the discretion of the General Partner. As of June 30, 2004, the offering expense fee was increased to 1 percent of the purchase price of each limited partnership unit sold. Amounts payable for such costs to Price Futures Group for the nine month period ended September 30, 2004 totaled $8,421. These syndication costs, which are related to the issuance of limited partnership units, are charged to partners’ capital upon the issuance of such units.

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann Price Securities a commission of 5 percent (which includes a re-allowance of up to 4 percent to other broker dealers) of the purchase price of each unit sold. As of June 30, 2004, the commission to Uhlmann Price Securities was reduced to 3.5 percent (with a reallowance of up to 3 percent to other broker dealers). These commissions are charged to partners’ capital upon the issuance of such units. Commissions paid by the Partnership to Uhlmann Price Securities for the three month and nine month periods ended September 30, 2004 amounted to $4,325 and $41,567, respectively. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning thirteen months after that unit has been outstanding. The trailing commission is equal to 2 percent of the net asset value of a unit. As of June 30, 2004, the trailing commission was increased from 2 percent to 3 percent. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through September 30, 2004, subscriptions totaling $1,609,241 had been accepted and redemptions over the same period totaled $0.

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

RESULTS OF OPERATIONS

Partnership Results for July 2004:

July continued a prior string of choppy, unsustained and volatile price trends, resulting in a very small decline for the Partnership. Interest rates and energies once again were the driving forces behind profitable trades for the month, while metal and currency trading offset gains.

The Partnership benefited from long treasury positions after mixed economic reports created the perception that interest rates may be raised at a slower rate. Short covering followed, pushing yields lower.

Crude oil continued its ascent, closing at new yearly highs on strong demand, tight supplies, refinery limitations, and the fear of supply disruptions. Also contributing was Russia’s case against Yukos, the region’s large oil producer, which kept upward pressure on prices. Currency markets again proved to be unprofitable. Early in the month, the dollar exhibited weakness and was gaining momentum, only to be reversed by an upbeat assessment from Federal Reserve Board Chairman Greenspan about the U.S. economy and a stronger than expected consumer confidence report. Conversely, the metals markets showed early strength and then prices retreated in the last two weeks of the month, transforming profits into small losses.

For the month, the Partnership lost 0.30%.

Partnership Results for August 2004:

August was a favorable month for the Partnership, despite the lack of sustained trends and the difficult trading environment in the majority of futures markets.

Currencies once again whipsawed in a wide range on lack of any new U.S. economic developments, creating a drain on Partnership returns. Gold and sugar trades also contributed small losses.

Conversely, positions in the treasury complex and crude oil more than offset these deficits. The Partnership’s long positions in U.S. notes and bonds and European interest rate markets profited after weaker than expected reports on retail sales and personal consumption. Prices then skyrocketed on a surprisingly weak payroll report from the U.S. Labor Department.

The roller coaster ride in crude oil provided the balance of gains for the month. Early in August, oil set out to new highs again, nearly touching $50 per barrel. In the last week of the month, crude fell over $8 per barrel, finally settling $1 higher than in July.

Overall, the constant threat of terrorist activities and uncertainty surrounding global economies has kept most markets erratic and range bound.

For August, the Partnership gained 1.63%.

Partnership Results for September 2004:

The Partnership posted a deficit for September after another month where global economic and political uncertainty continued to dominate the markets.

Currencies contributed to losses as general dollar weakness was unfavorable for the Partnership. The International Monetary Fund once again called on China to float its currency and also declared the U.S. dollar will fall in response to budget and current account deficits. Subsequently, trading in Japanese Yen and Swiss Francs produced losses for the Partnership which offset gains in Canadian and Australian dollar positions.

Positions in Treasuries fluctuated widely on a daily basis, finishing the month basically where they started. Early in the month interest rates moved higher in anticipation of the U.S. employment report which was larger than expected. However, rates subsequently fell after the Federal Reserve Board commented on inflation and boosted the Federal Funds rate 25 basis points.

Grain markets were generally favorable for the Partnership with corn, soybean meal and wheat adding profits which were reduced by unsuccessful trades in soybeans.

For the month, the Partnership lost 2.17%.

For the three months ended September 30 and for the year to date, the Partnership’s compounded rate of return was (0.87)% and (3.68)%, respectively.

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

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

Price Asset Management believes that the accounting policies that are most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Partnership are also valued at published daily settlement prices or at dealers’ quotes. Thus, Price Asset Management expects that under normal circumstances substantially all of the Partnership’s assets are valued on a daily basis using objective measures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

Past Results Are Not Necessarily Indicative of Future Performance

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnerhip’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2004.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$20,950	1.39%
Currencies	$9,911	0.66%
Financials	$6,651	0.44%

TOTAL:	$37,512	2.49%

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by Price Asset Management for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/ or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

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

ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Price Asset Management have concluded that the Partnership has effective disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this quarterly report is being prepared. The principal executive officer and financial and principal accounting officer of Price Asset Management have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this report (the “Evaluation Date”) and have based the foregoing conclusion about the effectiveness of the Partnership’s disclosure controls and procedures based on their evaluation as of the Evaluation Date.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2004.

THE PRICE FUND I, L.P.
(Registrant)

By:	Price Asset Management, Inc.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Chairman, President and Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2

31.02	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3

32.01	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4

32.02	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

E-1