Form 10-K
period 2004-12-31
PRICE FUND I LP
filed 2005-03-31
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of Limited Partnership Units held by non-affiliates of the registrant, as of June 30, 2004, was $1,137,021. For purposes of this disclosure, units held by officers or principals of the General Partner have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Total number of Pages: 23 plus exhibits

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

The general partner (“General Partner”) of the Partnership is Price Asset Management, Inc., an Illinois corporation that is wholly owned by Walter Thomas Price III. The General Partner administers the business and affairs of the Partnership. The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”). The General Partner’s main business office is located at 141 West Jackson Boulevard, Suite 1340A, Chicago, Illinois 60604, and its telephone number is (312) 264-4300.

The General Partner has chosen one or more trading advisors that will be responsible for making trading decisions on behalf of the Partnership and has allocated funds to the initial advisors. Consistent with its fiduciary duties to the limited partners, the General Partner may modify its allocation among the trading advisors or select new advisors at any time. The trading advisors to whom the Partnership anticipates making allocations over time are Clarke Capital Management, Inc., SmithPoint Investments, Ltd., Spirit Trading Incorporated, Campbell and Company, Inc., Fall River Capital, LLC, Abraham Trading and Marathon Capital Growth Partners LLC. The General Partner made initial allocations of 35% of its trading assets to Clarke Capital Management, 30% to SmithPoint Investments and 35% to Spirit Trading. There is no minimum period of time during which these advisors will necessarily trade for the Partnership.

The General Partner selects commodity programs for the Partnership considering both qualitative factors and quantitative measures. These factors and measures are used to evaluate a commodity trading advisor’s ability to generate returns after considering such variables as risk management approach, market diversification and leverage.

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

No matters were submitted to a vote of limited partners during fiscal year 2004.

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

The Partnership has not paid any dividends nor does it intend doing so. There are no securities authorized for issuance under equity compensation plans. The following table shows for the periods indicated the high and low sales prices for units.

	2004
	High	Low
January - March	$1,000.00	$939.80
April - June	1,021.03	971.64
July - September	984.52	963.20
October - December	1,002.31	963.20

ITEM 6. SELECTED FINANCIAL DATA

	2004	2003	2002
Net revenue	$121,195	$0	$0
Total expenses	$139,235	$156	$150

Net income (loss)	$(18,040)	$(156)	$(150)

Net income (loss) per unit	$(18.05)	$0	$0
Total units outstanding as of December 31	1,582	0	0

Total assets as of December 31	$1,655,916	$1,135,858	$677
Total obligations as of December 31	$102,971	$1,135,337	$0

Cash flows used in operating activities were used primarily to purchase U.S. Treasury securities. The remaining cash was provided by realized trading gains and interest and was used for operating expenses net of any payables and receivables.

Cash flows provided by financing activities were from the sale of Partnership units, net of any subscription fees paid and any subscriptions receivable, and reduced by redemptions of Partnership units.

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Partnership at the same time, the Partnership could experience substantial losses.

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

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

The General Partner believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot or forward foreign currency contracts held by the Partnership will also be valued at published daily settlement prices or at dealers’ quotes. Thus, the General Partner expects that under normal circumstances substantially all of the Partnership’s assets will be valued on a daily basis using objective measures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through December 31, 2004, subscriptions totaling $1,595,172 had been accepted and redemptions over the same period totaled $24,708.

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

For the month, the Partnership lost 6.02%.

Partnership Results for February 2004:

Partnership performance for the month was positive and recaptured almost all of the net trading loss from January. The Partnership benefited from positions in soybean oil, corn, Japanese Yen, crude oil and interest rate instruments.

For the month, the Partnership gained 4.46%.

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

For March, the Partnership gained 0.93% and for the first quarter of 2004, the Partnership’s compounded rate of return was a loss of 0.91%.

Partnership Results for April 2004:

In April, the Partnership profited from short positions in the United States Treasury markets which were offset in part from losses due to volatility in currencies and a weakness in metals. For April, the Partnership gained 0.86%.

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

For the second quarter of 2004, the Partnership’s compounded rate of return was a loss of 1.94%.

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

Crude oil continued its ascent, closing at new yearly highs on strong demand, tight supplies, refinery limitations, and the fear of supply disruptions. Also contributing was Russia’s case against Yukos, the regions’ large oil producer, which kept upward pressure on prices. Currency markets again proved to be unprofitable. Early in the month, the dollar exhibited weakness and was gaining momentum, only to be reversed by an upbeat assessment from Federal Reserve Board Chairman Greenspan about the U.S. economy and a stronger than expected consumer confidence report. Conversely, the metals markets showed early strength and then prices retreated in the last two weeks of the month, transforming profits into small losses.

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

For the month, the Partnership lost 2.17%. For the third quarter of 2004, the Partnership’s compounded rate of return was a loss of 0.87%.

Partnership Results for October 2004:

Interest rates and currency fluctuations drove returns for the Partnership which profited from gains in U.S. and German fixed income markets and a continuation of dollar selling.

The monthly employment report from the U.S. Department of Labor shifted sentiment again in the U.S. Treasury market, propelling prices sharply higher. In the following weeks Treasury note prices continued higher along with German 5-yr euros as fears mounted surrounding the rising U.S. trade deficit, a slowing economy, and political uncertainty.

Complementing the trend, record high oil prices and a downgrade by the European Union of its euro-zone growth projections helped push the dollar lower, which benefited positions in Australian dollars, British Pounds, Japanese Yen and the Euro currency.

The grain market, wheat and corn in particular where a small drag on partnership profits; conversely, minor gains were realized in gold after rallying in sympathy of the declining dollar.

For the month, the Partnership gained 4.06%.

Partnership Results for November 2004:

The U.S. dollar was the focus for the majority of the month, continuing its downward slide against the major foreign currencies. The large U.S. budget deficit and Washington’s seemingly indifferent attitude regarding dollar policy contributed to upward price trends in the British Pound, Euro currency and Swiss Franc, which provided positive returns for the fund.

Offsetting those gains, however, was the much higher than forecast October payroll report released early in the month by the Bureau of Labor Statistics. The employment figure proved to be the catalyst for profit reversals in long-held treasury positions. The fund had an established long position in five and ten-year treasuries for many months which were offset in the days following the labor figures.

Other unproductive positions for the Partnership for the month included closed trades in wheat, soybeans, corn and gold.

For the month, the Partnership lost 0.36%.

Partnership Results for December 2004:

Performance was mixed in December. The Partnership lost ground in the interest rate complex during a volatile month as bond yields whipsawed. The Federal Reserve’s continued credit tightening program and gains in the Labor Department’s monthly employment report drove rates higher, but the insatiable foreign investor demand for U.S. notes and bonds quickly reversed that trend.

The Partnership made up some lost ground in the currency market. Profits in the British Pound, Canadian Dollar, Euro currency and Japanese Yen offset smaller setbacks in Australian Dollars and Swiss Francs.

During the majority of 2004, traders were non-committal. It was a see-saw year that created fewer sustainable trends which are the life blood of systematic trend followers. With the exception of some extreme price movements in energy markets, many sectors were held captive by Mid-East violence, the war in Iraq and the unknown outcome of U.S. presidential elections. Overall for the year, the Partnership profited from positions in energies, U.S. Treasuries and grains, with modest losses in metals and currencies.

For December, the Partnership lost 1.68% and for the fourth quarter of 2004, the Partnership’s compounded rate of return was 1.95%. For the year, the Partnership produced a compounded loss of 1.80%.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2004.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$2,000	0.13%
Currencies	$2,372	0.15%
Financials	$2,000	0.13%

TOTAL:	$6,372	0.41%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of The Price Fund I, L.P. are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of

The Price Fund I, L.P.

We have audited the accompanying statement of financial condition of The Price Fund I, L.P. (the “Partnership”) as of December 31, 2004 and 2003, including the schedule of investments as of December 31, 2004, and the related statements of operations and changes in partners’ capital for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Price Fund I, L.P. as of December 31, 2004 and 2003, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

Altschuler, Melvoin and Glasser LLP

Chicago, Illinois

March 28, 2005

The Price Fund I, L.P.

Statements of Financial Condition as of December 31, 2004 and December 31, 2003

	12/31/2004	12/31/2003
ASSETS
Cash at bank	$427,976	$1,135,858
Cash at broker	227,010
Investment in US Government obligations	996,015
Net unrealized trading gains on open futures contracts	1,010
Accounts receivable	3,905

Total Assets	$1,655,916	$1,135,858

LIABILITIES
Management fees payable	$7,720
Administrative fees payable	36,246
Escrow funds held	—	$1,135,337
Subscriptions received in advance	58,174
Other	831

Total Liabilities	102,971	1,135,337

PARTNERS’ CAPITAL
Partners’ capital
Limited partners	1,259,832
General Partner	293,113	521

Total Partners’ Capital	1,552,945	521

Total Liabilities and Partners’ Capital	$1,655,916	$1,135,858

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2004

		Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $994,888)

US Treasury Bills, due 2/10/05, Principal amount $1,000,000		$996,015	64.14%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (77.85% US based)
Agricultural	8	$100	0.01%
Currencies	12	2,372	0.15%
Financials	13	1,219	0.08%

	33	$3,691	0.24%

Unrealized losses (100.00% US based)
Agricultural	8	$(1,900)	0.12%
Financials	5	(781)	0.05%

Total	13	$(2,681)	0.17%

Net unrealized trading gains on open futures contracts		$1,010	0.07%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

	Year ended 12/31/04	Year ended 12/31/03	Year ended 12/31/02
Trading income
Net trading gains - commodities
Realized	$136,586
Change in unrealized	1,010
Foreign exchange gains (losses)	4,119
Commissions	(31,685)

	110,030

Investment income
Interest	11,165

Expenses
Management fees - General Partner	14,388
Management fees - Trading Advisors	19,912
Incentive fees - Trading Advisors	37,125
Professional fees	54,060
Other expenses	13,750	156	150

Total expenses	139,235	156	150

Net investment loss	(128,070)	(156)	(150)

Net loss	$(18,040)	$(156)	$(150)

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Years Ended December 31, 2004, 2003 and 2002

	Year ended 12/31/04	Year ended 12/31/03	Year ended 12/31/02
Partners’ Capital at beginning of period	$521	$677	$827
Contributions	1,595,172	—	—
Net loss	(18,040)	(156)	(150)
Withdrawals	(24,708)	—	—

Partners’ Capital at end of period	$1,552,945	$521	$677

Per unit data	12/31/04	12/31/03	12/31/02
Net asset value	$981.95	—	—

Units outstanding	1,582	—	—

Unit data cannot be provided for any periods prior to 2004 as the Partnership had not yet commenced operations.

The information presented for the years ended December 31, 2003 and 2002 are for the General Partner’s capital only as no limited partners were admitted to the Partnership prior to the first quarter of 2004.

See accompanying notes to financial statements.

The Price Fund I, L.P.

Financial Highlights for the Year Ended December 31, 2004

Year ended 12/31/2004
Ratio of Net Investment Loss to Average Net Assets	(9.10)%
Ratio of Expenses to Average Net Assets	9.89%
Total Return	(1.80)%

The above ratios have been calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions. Ratios for the years ended December 31, 2003 and 2002 cannot be presented as the Partnership did not commence trading until the first quarter of 2004.

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

Net Assets—The valuation of net assets includes unrealized gains and losses on open commodity futures and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gains and losses on these contracts have been calculated based on closing prices on the last business day of each month. Foreign currency is translated into US dollars at the exchange rate prevailing on the last business day of each month. Gains and losses from translation to U.S. dollars are included in trading income on the Statement of Operations. Net asset value is determined by subtracting liabilities from assets, which also equals Partners’ capital.

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

After holding the units for nine months, limited partners may require the Partnership to redeem some or all of their units at the net asset value, as defined, as of the last day of each month without a redemption charge. Any units redeemed before the holder has been a limited partner for six months will be assessed a redemption charge equal to 3 percent of the net asset value per unit on the date of such redemption and units redeemed after

The Price Fund I, L.P.

Notes to the Financial Statements

six but within nine months will be assessed a 2 percent redemption charge.

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

The Partnership pays management and other fees as specified in the Form S-1 Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership pays a monthly management fee based on the Partnership’s total assets, based on a 1 percent annual rate. Management fees paid to the General Partner for the year ended December 31, 2004, determined at the 1 percent rate, amounted to $14,388. The General Partner may choose one or more trading advisors that are responsible for making all trading decisions on behalf of the Partnership. The trading advisors, as selected by the General Partner and described in the Registration Statement, charge the Partnership management fees up to 2 percent per annum (based on assets managed) and quarterly incentive fees of up to 20 percent of new trading profits, as defined.

The General Partner receives a portion of the incentive fee assessed by certain advisors. However, this fee is payable by the advisor to the General Partner and is not an obligation of or payable by the Partnership. Incentive fees paid by the advisors to the General Partner for the year ended December 31, 2004 amounted to $3,801.

The Price Futures Group, Inc., as Introducing Broker

The clearing broker pays Price Futures Group a portion of the brokerage fee paid by the Partnership for clearing transactions.

In addition, the Partnership pays Price Futures Group 1% of the purchase price of each limited partnership unit sold for syndication costs incurred by Price Futures Group. Amounts payable for such costs to Price Futures Group for the year ended December 31, 2004 totaled $9,016. These syndication costs, which are related to the issuance of limited partnership units, are charged to partners’ capital upon the issuance of such units.

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann Price Securities a commission of 3.5% (which includes a re-allowance of up to 3% to other broker dealers) of the purchase price of each unit sold. These commissions are charged to partners’ capital upon the issuance of such units. Commissions paid by the Partnership to Uhlmann Price Securities for the year ended December 31, 2004 amounted to $43,757. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning thirteen months after that unit has been outstanding. The trailing commission is equal to 3% of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of December 31, 2004, no units qualified for the trailing commission, thus the amount paid by the Partnership for the year ended December 31, 2004 was $0.

The Price Fund I, L.P.

Notes to the Financial Statements

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Price Asset Management, Inc., general partner and commodity pool operator of the Partnership, are as follows:

Name	Age	Title
Walter Thomas Price III	63	Chairman, President and Director
Allen D. Goodman	35	Chief Financial Officer
Scott R. Baldwin	47	Executive Vice President and Director

Walter Thomas Price III, is the chairman, president, director and sole shareholder of the General Partner and an Investor in Uhlmann Price Securities and has been the President and CEO of The Price Futures Group since June 1995. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is President, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed NASD principal and NFA principal.

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

Scott R. Baldwin is executive vice president and director of the General Partner, which he joined in November 2000. Scott Baldwin has been associated with the securities and futures industry for over two decades. His expertise has been in trading and investing in managed funds, client relations and risk management. Mr. Baldwin graduated with a B.A. from the Northern Illinois University School of Journalism in 1979. In 1984, Mr. Baldwin became an independent member of the CBOT and founded a brokerage execution and consulting business, Scott Baldwin Futures Group. In 1997, he founded SRB Capital Management, a registered commodity trading advisor and commodity pool operator. Mr. Baldwin is a licensed NASD securities representative and registered NFA principal. Mr. Baldwin is involved in the research and development of the managed investment sector for the General Partner, and his responsibilities also entail consultation, marketing, and syndication.

ITEM 11. EXECUTIVE COMPENSATION

See the notes to the financial statements incorporated above for a description of management fees paid to the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Walter T. Price	24.375 Units in direct ownership investment; 298.50 Units beneficially owned through Price Asset Management, Inc.	20.41%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in Item 8, Financial Statements and Supplementary Data, Notes to Financial Statements, Note 2.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Altschuler, Melvoin and Glasser LLP (the “Firm”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory filings and other services normally provided in connection with regulatory filings or engagements are as follows:

2003	$24,829
2004	$28,297

(2)	Audit-Related Fees. None. The Firm has a continuing relationship with American Express Tax and Business Services, Inc. (“TBS”) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

(3)	Tax Fees. None. See Item 14.(2) above.

(4)	All Other Fees. None. See Item 14.(2) above.

(5)	Not Applicable.

(6)	See Item 14.(2) above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents filed as a part of the report:

(1)	Financial Statements: See Index to Financial Statements under Item 8 of this report.

(2)	Financial statement schedules: No additional schedules are required.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2005.

THE PRICE FUND I, L.P.
(Registrant)

By:	Price Asset Management, Inc.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Chairman, President and Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-1

32.1	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2

31.2	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4