Form 10-Q
period 2005-03-31
PRICE FUND I LP
filed 2005-05-16
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Total number of Pages: 18 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of The Price Fund I, L.P. are included in Item 1:

The Price Fund I, L.P.

Statements of Financial Condition as of March 31, 2005 (unaudited) and December 31, 2004

	3/31/2005	12/31/2004
ASSETS
Cash at bank	$10,097	$427,976
Cash at broker	167,235	227,010
Investments in US Government obligations	1,445,308	996,015
Unrealized net trading gains on open futures contracts	15,523	1,010
Due from General Partner	3,197	3,905

Total Assets	$1,641,360	$1,655,916

LIABILITIES
Management fees payable	$4,550	7,720
Administrative fees payable	55,868	36,246
Subscriptions received in advance	4,825	58,174
Redemptions payable	27,391
Other	646	831

Total Liabilities	93,280	102,971

PARTNERS’ CAPITAL
Partners’ capital
Limited partners	1,262,699	1,259,832
General Partner	285,381	293,113

Total Partners’ Capital	1,548,080	1,552,945

Total Liabilities and Partners’ Capital	$1,641,360	$1,655,916

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of March 31, 2005 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations:
total cost - $1,440,794

US Treasury Bill, due 5/12/05, Principal amount $1,000,000	$997,056	64.41%

US Treasury Bill, due 5/26/05, Principal amount $450,000	$448,252	28.96%

Total	$1,445,308	93.37%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (100% US based)
Currencies	3	$2,335	0.15%
Financials	20	13,188	0.85%

Net unrealized trading gains on open futures contracts	23	$15,523	1.00%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2004

	Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $994,888)

US Treasury Bills, due 2/10/05, Principal amount $1,000,000	$996,015	64.14%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (77.85% US based)
Agricultural	8	$100	0.01%
Currencies	12	2,372	0.15%
Financials	13	1,219	0.08%

	33	$3,691	0.24%

Unrealized losses (100.00% US based)
Agricultural	8	$(1,900)	0.12%
Financials	5	(781)	0.05%

Total	13	$(2,681)	0.17%

Net unrealized trading gains on open futures contracts		$1,010	0.07%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Operations for the Three Months Ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)

	3 months ended 3/31/2005	3 months ended 3/31/2004
Income:
Trading income (loss)
Net trading gains (losses) - commodities
Realized	$(9,515)	$30,616
Change in unrealized	14,513	33,486
Foreign exchange losses	(3,393)	(225)
Commissions	(14,067)	(8,539)

Total trading income (loss)	(12,462)	55,338

Investment income
Interest	9,556	1,385

Expenses:
Management fees - General Partner	3,918	2,970
Management fees - Trading Advisors	4,270	4,812
Incentive fees - Trading Advisors	—	21,184
Professional fees	31,470	29,110
Bank fees and other expenses	—	3,750

Total expenses	39,658	61,826

Net investment loss	(30,102)	(60,441)

Net loss	$(42,564)	$(5,103)

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Three Months Ended March 31, 2005 (unaudited)

and March 31, 2004 (unaudited)

	3 months ended 3/31/05	3 months ended 3/31/04
Partners’ capital at beginning of period	$1,552,945	$521
Contributions	66,914	1,364,737
Net loss	(42,564)	(5,103)
Withdrawals	(29,215)	—

Partners’ capital at end of period	$1,548,080	$1,360,155

Per unit data	03/31/05	03/31/04
Net asset value	$956.05	$990.86

Units outstanding	1,619	1,373

See accompanying notes to financial statements.

The Price Fund I, L.P.

Financial Highlights for the Three Months Ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)

Financial highlights for the three months ended March 31, 2005 and March 31, 2004 are as follows:

	2005	2004
Ratio of Net Investment Loss to Average Partners’ Capital	(1.93)%	(5.12)%

Ratio of Expenses to Average Partners’ Capital	2.54%	5.24%

Total Return	(2.64)%	(0.91)%

The above ratios have not been annualized and were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions.

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

Price Asset Management, Inc., the general partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor. The Price Futures Group, Inc., an entity affiliated through common ownership, acts as the introducing broker for the Partnership, whereby the Partnership’s accounts are introduced to the Partnership’s clearing broker. Man Financial Inc. serves as the clearing broker.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to their respective ownership interests.

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form S-1 Registration Statement as filed with the Securities and Exchange Commission.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Assets—The valuation of net assets includes unrealized gains and losses on open commodity futures and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gains and losses on these contracts have been calculated based on closing prices on the last business day of the reporting period. Gains and losses from translation to U.S. dollars are included in trading income (loss) on the Statement of Operations. Foreign currency is translated into US dollars at the exchange rate prevailing on the last business day of each month. Net asset value is determined by subtracting liabilities from assets, which also equals Partners’ capital.

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

After holding the units for nine months, limited partners may require the Partnership to redeem some or all of their units at the net asset value, as defined, as of the last day of each month without a redemption charge. Any units redeemed before the holder has been a limited partner for six months will be assessed a redemption charge equal to 3 percent of the net asset value per unit on the date of such redemption and units redeemed after six but within nine months will be assessed a 2 percent redemption charge.

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

The Partnership pays management and other fees as specified in the Form S-1 Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership pays a monthly management fee based on the Partnership’s total net assets, based on a 1 percent annual rate. Management fees paid to the General Partner for the three month periods ended March 31, 2005, and 2004 determined at the 1 percent annual rate, amounted to $3,918 and $2,970, respectively. The General Partner may choose one or more trading advisors that are responsible for making all trading decisions on behalf of the Partnership. The trading advisors, as selected by the General Partner and described in the Registration Statement, charge the Partnership management fees up to 2 percent per annum (based on assets managed) and quarterly incentive fees of 20 percent of new trading profits, as defined.

The General Partner receives a portion of the incentive fee assessed by certain advisors. However, this fee is payable by the advisors to the General Partner and is not an obligation of or payable by the Partnership. Incentive fees paid by the advisors to the General Partner for the three month periods ended March 31, 2005 and 2004 amounted to $0 and $1,120, respectively.

The Partnership has advanced certain amounts on behalf of the General Partner. The balance owing to the Partnership as of March 31, 2005 and December 31, 2004 amounted to $3,197 and $3,905 respectively.

The Price Futures Group, Inc., as Introducing Broker

The clearing broker pays Price Futures Group a portion of the brokerage fee paid by the Partnership for clearing transactions.

In addition, the Partnership pays Price Futures Group 1 percent of the purchase price of each limited partnership unit sold for syndication costs incurred by Price Futures Group. Amounts incurred for such costs to Price Futures Group for the three month periods ended March 31, 2005 and 2004 totaled $688 and $7,046, respectively. These syndication costs, which are related to the issuance of limited partnership units, are charged to partners’ capital.

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann Price Securities a commission of 3.5 percent (which includes a re-allowance of up to 3% to other broker dealers) of the purchase price of each unit sold. These commissions are charged to partners’ capital upon the issuance of such units. Commissions paid by the Partnership to Uhlmann Price Securities for the three month periods ended March 31, 2005 and March 31, 2004 amounted to $7,652 and $27,207, respectively. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning thirteen months after that unit has been outstanding. The trailing commission is equal to 3 percent of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of March 31, 2005, 1,294 units qualified for the trailing commission, thus the expense for the Partnership for the three months ended March 31, 2005 was $8,445 (three months ended March 31, 2004 — $0).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through March 31, 2005, subscriptions totaling $1,716,075 had been accepted and redemptions over the same period totaled $53,923.

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

RESULTS OF OPERATIONS

Partnership Results for January 2005:

The Partnership was unprofitable in January with the majority of losses occurring in the grains and grain complex. Positions in soybeans, soybean meal and corn generated losses which were offset partially by gains in the wheat market.

In the financial markets, losses occurred in Eurodollars and Treasury Bonds following news releases by the Federal Reserve Board. Currency positions produced mixed results after an abrupt rally in the U.S. Dollar.

For January, the Partnership lost 2.73%.

Partnership Results for February 2005:

Partnership performance was essentially unchanged in February, despite dramatic price reversals in certain markets. The Partnership was strongly non-correlated with traditional securities portfolio benchmarks and avoided significant impact from a series of global events, including news that South Korea was planning to diversify its currency holdings, new high prices in crude oil futures and a CPI report that failed to confirm inflationary concerns.

For the month, the Partnership lost 0.37%.

Partnership Results for March 2005:

Profits in fixed income and crude oil positions offset small losses in foreign currencies. U.S. economic reports pushed interest rates higher, producing the largest returns for the month. Gains in long crude oil positions helped mitigate losses in Euro, British Pound and Australian Dollar positions resulting from volatility in the U.S. Dollar.

For March, the partnership gained 0.47%.

For the year through March 31, 2005 the Partnership’s compounded rate of return was -2.64%.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2005.

Market Sector	Value at Risk	Percent of Net Assets
Currencies	$2,335	0.15%
Financials	$13,188	0.85%

TOTAL:	$15,523	1.00%

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2005.

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