Form 10-Q
period 2005-06-30
PRICE FUND I LP
filed 2005-08-15
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of Pages: 19 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of The Price Fund I, L.P. are included in Item 1:

The Price Fund I, L.P.

Statements of Financial Condition as of June 30, 2005 (Unaudited) and December 31, 2004

	6/30/2005	12/31/2004
ASSETS
Cash at bank	$295,887	$427,976
Cash at broker	264,674	227,010
Investment in US Government obligations	1,489,903	996,015
Net unrealized trading gains on open futures contracts	36,885	1,010
Accounts receivable	8,715	3,905

Total Assets	$2,096,064	$1,655,916

LIABILITIES
Management and incentive fees payable	$41,923	7,720
Administrative fees payable	70,787	36,246
Subscriptions received in advance	197,010	58,174
Other	521	831

Total Liabilities	310,241	102,971

PARTNERS’ CAPITAL
Partners’ capital
Limited partners	1,478,341	1,259,832
General Partner	307,482	293,113

Total Partners’ Capital	1,785,823	1,552,945

Total Liabilities and Partners’ Capital	$2,096,064	$1,655,916

See accompanying notes to financial statements

The Price Fund I, L.P.

Schedule of Investments as of June 30, 2005 (Unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $1,485,236):

US Treasury Bills, due 8/18/05, principal amount $500,000	$498,252	27.90%
US Treasury Bills, due 8/25/05, principal amount $500,000	497,779	27.87
US Treasury Bills, due 11/17/05, principal amount $500,000	493,872	27.66

Total	$1,489,903	83.43%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (91.33% US based)
Agriculture	1	$190	0.01%
Currency	25	40,751	2.28
Financial	9	5,335	0.30
Metals	2	655	0.04

	37	$46,931	2.63%

Unrealized losses (100% US based)
Currency	3	$(2,387)	0.13%
Energy	1	(5,690)	0.32
Financial	15	(719)	0.04
Metals	1	(1,250)	0.07

	20	$(10,046)	0.56%

Net unrealized trading gains on open futures contracts		$36,885	2.07%

See accompanying notes to financial statements

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2004

	Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $994,888):

US Treasury Bills, due 2/10/05, principal amount $1,000,000	$996,015	64.14%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (77.85% US based)
Agriculture	8	$100	0.01%
Currency	12	2,372	0.15
Financial	13	1,219	0.08

	33	$3,691	0.24

Unrealized losses (100.00% US based)
Agriculture	8	$(1,900)	0.12%
Financial	5	(781)	0.05

Total	13	$(2,681)	0.17%

Net unrealized trading gains on open futures contracts		$1,010	0.07%

See accompanying notes to financial statements

The Price Fund I, L.P.

Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and June 30, 2004 (Unaudited)

	3 months ended 6/30/2005	3 months ended 6/30/2004	6 months ended 6/30/2005	6 months ended 6/30/2004
Income
Trading income (loss)
Net trading gains (losses) - commodities
Realized	$175,027	$60,373	165,512	90,989
Change in unrealized	21,362	(38,815)	35,875	(5,329)
Foreign exchange losses	(4,224)	(1,605)	(7,617)	(1,830)
Commissions	(14,259)	(6,587)	(28,326)	(15,126)

Total Trading Income	177,906	13,366	165,444	68,704

Investment income (loss)
Interest Income	10,769	2,176	20,325	3,561

Expenses:
Management fees - General Partner	4,053	3,679	7,971	6,649
Management fees - Trading Advisors	5,980	5,573	10,250	10,385
Incentive fees - Trading Advisors	36,420	3,375	36,420	24,559
Professional fees	30,511	28,370	61,981	57,480
Bank fees and other expenses	0	3,750	0	7,500

Total expenses before reimbursement of expenses	76,964	44,747	116,622	106,573

Less: reimbursement of expenses	(16,000)	0	(16,000)	0

Net expenses	60,694	44,747	100,622	106,573

Net investment loss	(50,195)	(42,571)	(80,297)	(103,012)

Net income (loss)	$127,711	$(29,205)	$85,147	$(34,308)

See accompanying notes to financial statements

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2005 and June 30, 2004 (Unaudited)

	6 months ended 6/30/05	6 months ended 6/30/04
Partners’ capital at beginning of period	$1,552,945	$521
Contributions	176,946	1,484,526
Net income (loss)	85,147	(34,308)
Withdrawals	(29,215)	—

Partners’ capital at end of period	$1,785,823	$1,450,739

Per unit data	6/30/05	6/30/04
Net asset value	$1,030.10	$971.64

Units outstanding	1,734	1,493

See accompanying notes to financial statements

The Price Fund I, L.P.

Financial Highlights for the Three Months and Six Months Ended June 30, 2005 and June 30, 2004 (Unaudited)

	3 months ended June 30, 2005	3 months ended June 30, 2004	6 months ended June 30, 2005	6 months ended June 30, 2004
Ratio of Net Investment Loss to Average Partners’ Capital	(3.02)%	(2.95)%	(4.96)%	(9.07)%
Ratio of Expenses to Average Partners’ Capital	3.67%	3.10%	6.22%	9.38%
Total Return	7.75%	(1.94)%	4.90%	(2.84)%

The above ratios have not been annualized and were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions.

See accompanying notes to financial statements

The Price Fund I, L.P.

Notes to Financial Statements (Unaudited)

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

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (“Registration Statement”).

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Assets—The valuation of net assets includes unrealized gains and losses on open commodity futures and forward contracts owned by the Partnership, if any, at the end of the reporting period. The unrealized gains and losses on these contracts have been calculated based on closing prices on the last business day of each reporting period. Gains and losses from translation to U.S. dollars are included in trading income (loss) on the statement of operations. Foreign currency is translated into US dollars at the exchange rate prevailing on the last business day of each month. Net asset value is determined by subtracting liabilities from assets, which also equals Partners’ capital.

Revenue Recognition—Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statements of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of the commodity futures contracts is based upon the most recent available settlement prices on the appropriate commodity exchanges. Changes in unrealized gains or losses represent the total increases or decreases in unrealized gains or increases or decreases in unrealized losses on open positions during the period.

Interest Income Recognition—The Partnership records interest income in the period it is earned.

Income Taxes—The Partnership is not subject to federal income taxes because its income and losses are includable in the tax returns of its partners.

The Price Fund I, L.P.

Notes to Financial Statements (Unaudited)

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

The Partnership pays management and other fees as specified in the Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership pays a monthly management fee based on the Partnership’s total assets, based on a 1 percent annual rate. As of June 30, 2005, $3,855 was payable to the General Partner for management fees. As of June 30, 2004, $6,649 was payable to the General Partner for management fees. The General Partner may choose one or more trading advisors that are responsible for making all trading decisions on behalf of the Partnership. The trading advisors, as selected by the General Partner and described in the Registration Statement, charge the Partnership management fees up to 2 percent per annum (based on assets managed) and quarterly incentive fees of 20 percent of new trading profits, as defined.

The General Partner receives a portion of the incentive fee assessed by certain advisors. However, this fee is payable by the advisor to the General Partner and is not an obligation of or payable by the Partnership. Incentive fees paid by the advisors to the General Partner for the three and six month period ended June 30, 2005 amounted to $0 and $2,356, respectively. For the three and six month periods ended June 30, 2004, the incentive fees paid by the advisors amounted to $282 and $1,403, respectively.

The Partnership has advanced amounts to the General Partner for sales fees due relating to units sold. The balance owing to the Partnership as of June 30, 2005 and December 31, 2004 amounted to $8,715 and $3,905, respectively.

The Price Futures Group, Inc., as Introducing Broker

The clearing broker pays Price Futures Group a portion of the brokerage fee paid by the Partnership for clearing transactions.

In addition, the Partnership pays Price Futures Group 1 percent of the purchase price of each limited partnership unit sold for syndication costs incurred by Price Futures Group. The syndication costs, which are related to the issuance of limited partnership units, are charged to partners’ capital upon the issuance of such units.

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann Price Securities a commission of 3.5 percent (which includes a re-allowance of up to 3% to other broker dealers) of the purchase price of each unit sold.

The Price Fund I, L.P.

Notes to Financial Statements (Unaudited)

These commissions are charged to partners’ capital upon the issuance of such units. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning thirteen months after that unit has been outstanding. The trailing commission is equal to 3 percent of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of June 30, 2005, 1,439 units qualified for the trailing commission. The expense for the Partnership for the three month and six month periods ended June 30, 2005 was $10,306 and $18,750, respectively.

The Partnership pays all of its direct legal, accounting, filing, reporting and data processing expenses, incentive fees, management fees, brokerage fees and extraordinary expenses, subject to overall limitations on fees described in the Partnership’s limited partnership agreement. The General Partner will bear any fees in excess of these limitations.

A summary of fees incurred by the Partnership included:

	3 months ended June 30, 2005	3 months ended June 30, 2004	6 months ended June 30, 2005	6 months ended June 30, 2004
Management Fees - General Partner	$4,053	$3,679	$7,971	$6,649
Management Fees - Trading Advisors	5,980	5,573	10,250	10,385
Incentive Fees - Trading Advisors	36,420	3,375	36,420	24,559
Syndication Costs - Price Futures Group	3,070	490	3,808	7,936
Selling Commissions - Uhlmann Price Securities	17,148	4,600	28,041	40,157

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through June 30, 2005, subscriptions totaling $1,829,003 had been accepted and redemptions over the same period totaled $53,923.

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of units offered pursuant to the continuing offering and does not intend to raise any capital through borrowings. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets that are not operating capital or assets.

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

RESULTS OF OPERATIONS

Second Quarter 2005

Partnership Results for April 2005:

The Partnership was unprofitable in April, with losses in certain sections of the commodity markets slightly exceeding profits for the month, following an overall market lacking any sustained trends.

For April, the Partnership lost 0.52%.

Partnership Results for May 2005:

The Partnership posted sharp gains in May, primarily as a result of a reversal in the value of the U.S. Dollar, the increased strength of U.S. interest rate contracts and a rally in the grain markets. May gains were also influenced by (i) increasing U.S. short-term interest rates relative to short positions held by the Partnership in Swiss Franks and the Euro Currency, (ii) weakening European indicators, including France’s rejection of a proposed European constitution, (iii) increased overall domestic (U.S.) economic growth, and (iv) a boost in near term soybean prices coupled with the Partnership’s long positions in that commodity.

For May, the Partnership gained 7.98%.

Partnership Results for June 2005:

Partnership performance held steady in June, paced by continuing profits in energy and currency holdings, but offset by weak results in the interest rate and grain sectors. As in May, worries over the economic state of the European Union kept downward pressure on the Swiss Frank and Euro Currency, resulting in Partnership profits in this sector, together with Partnership profits in the heating oil and natural gas contract sectors. Small losses were incurred in the grain markets, with large down moves in the prices of soybeans, corn and wheat.

For June, the Partnership gained 0.30%.

First Quarter 2005

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

For February, the Partnership lost 0.37%.

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

Partnership Results for the Period January 1 through June 30, 2005:

For the year through June 30, 2005 the Partnership’s compounded rate of return was 4.90%.

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership intends to trade in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Partnership at the same time, and if the General Partner was unable to offset such positions, the Partnership could experience substantial losses. The General Partner will access daily positions and profit and loss summaries for all trading advisors selected to trade Partnership assets and will employ various measures to monitor draw-downs, market diversification and leverage.

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

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

The General Partner believes that the accounting policies that are most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Partnership are also valued at published daily settlement prices or at dealers’ quotes. Thus, the General Partner expects that under normal circumstances substantially all of the Partnership’s assets are valued on a daily basis using objective measures.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2005:

Market Sector	Value at Risk	Percent of Partners’ Capital
Agriculture	$190	0.01%
Currency	43,138	2.42
Energy	5,690	0.32
Financial	6,054	0.34
Metals	1,905	0.11

TOTAL:	$56,977	3.20%

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

NON-TRADING RISK

The Partnership may experience non-trading market risk on any foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are expected to be immaterial. The Partnership also may have non-trading market risk as a result of investing in US Government obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by the General Partner for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

The means by which the Partnership attempts to manage the risk of the Partnership’s open positions is essentially the same in all market categories traded. The General Partner applies risk management policies to trading which generally are designed to limit the total exposure that may be taken per “risk unit” of assets under management. In addition, the General Partner follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points for each of the Partnership’s trading advisors.

ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner have concluded that the Partnership has effective disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this quarterly report is being prepared. The principal executive officer and financial and principal accounting officer of the General Partner have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”) and have based the foregoing conclusion about the effectiveness of the Partnership’s disclosure controls and procedures on their evaluation as of the Evaluation Date.

During the period covered by this report, there have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

See attached Exhibit List.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2005.

THE PRICE FUND I, L.P.
(Registrant)

By:	Price Asset Management, Inc., its General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Chairman, President and Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

E-1