Form 10-Q
period 2005-09-30
PRICE FUND I LP
filed 2005-11-14
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of Pages: 19 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of The Price Fund I, L.P. are included in Item 1:

The Price Fund I, L.P.

Statements of Financial Condition as of September 30, 2005 (Unaudited) and December 31, 2004

	9/30/2005	12/31/2004
ASSETS

Cash at bank	$67,565	$427,976
Cash at broker	505,267	227,010
Investment in US Government obligations	1,490,023	996,015
Net unrealized trading gains on open futures contracts	27,675	1,010
Accounts receivable	9,484	3,905

Total Assets	$2,100,014	$1,655,916

LIABILITIES

Management and incentive fees payable	$6,696	7,720
Administrative fees payable	53,773	36,246
Subscriptions received in advance	23,760	58,174
Other	2,649	831

Total Liabilities	86,878	102,971

PARTNERS’ CAPITAL

Partners’ capital
Limited partners	1,713,623	1,259,832
General Partner	299,513	293,113

Total Partners’ Capital	2,013,136	1,552,945

Total Liabilities and Partners’ Capital	$2,100,014	$1,655,916

See accompanying notes to financial statements

The Price Fund I, L.P.

Schedule of Investments as of September 30, 2005 (Unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $1,479,094):

US Treasury Bills, due 10/20/05, principal amount $500,000	$497,899	24.73%
US Treasury Bills, due 11/17/05, principal amount $500,000	499,171	24.80
US Treasury Bills, due 2/16/06, principal amount $500,000	492,953	24.49

Total	$1,490,023	74.02%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (96.26% US based)
Agriculture	1	$188	0.01%
Currency	1	2,138	0.11
Energy	2	12,180	0.61
Financial	58	17,111	0.85
Metals	3	6,213	0.31

	65	$37,830	1.89%

Unrealized losses (81.54% US based)
Currency	4	$(3,833)	0.19%
Energy	3	(4,447)	0.22
Financial	2	(1,875)	0.09

	9	$(10,155)	0.50%

Net unrealized trading gains on open futures contracts		$27,675	1.39%

See accompanying notes to financial statements

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2004

	Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $994,888)
US Treasury Bills, due 2/10/05, principal amount $1,000,000	$996,015	64.14%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (77.85% US based)
Agriculture	8	$100	0.01%
Currency	12	2,372	0.15
Financial	13	1,219	0.08

	33	$3,691	0.24

Unrealized losses (100.00% US based)
Agriculture	8	$(1,900)	0.12%
Financial	5	(781)	0.05

Total	13	$(2,681)	0.17%

Net unrealized trading gains on open futures contracts		$1,010	0.07%

See accompanying notes to financial statements

The Price Fund I, L.P.

Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and September 30, 2004 (Unaudited)

	3 months ended 9/30/2005	3 months ended 9/30/2004	9 months ended 9/30/2005	9 months ended 9/30/2004
Income
Trading income (loss)
Net trading gains (losses) - commodities
Realized	$1,339	$6,887	$166,851	$97,876
Change in unrealized	(9,210)	34,296	26,665	28,967
Foreign exchange gains (losses)	(2,362)	256	(9,979)	(1,574)
Commissions	(14,469)	(7,930)	(42,795)	(23,056)

Total trading income (loss)	$(24,702)	$33,509	$140,742	$102,213

Investment income (loss)
Interest income	14,945	3,505	35,270	7,066

Expenses:
Management fees - General Partner	5,002	3,790	12,973	10,439
Management fees - Trading Advisors	6,261	4,687	16,511	15,072
Incentive fees - Trading Advisors	893	9,595	37,313	34,154
Professional fees	30,430	28,310	92,411	85,790
Bank fees and other expenses	600	3,750	600	11,250

Total expenses before reimbursement of expenses	43,186	50,132	159,808	156,705
Less: Reimbursement of expenses			(16,000)

Net expenses	43,186	50,132	143,808	156,705

Net investment loss	(28,241)	(46,627)	(108,538)	(149,639)

Net income (loss)	$(52,943)	$(13,118)	$32,204	$47,426

See accompanying notes to financial statements

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2005 and September 30, 2004 (Unaudited)

	9 months ended 9/30/05	9 months ended 9/30/04
Partners’ capital at beginning of period	$1,552,945	$521
Contributions	510,758	1,557,318
Net income (loss)	32,204	(47,426)
Withdrawals	(82,771)	—

Partners’ capital at end of period	$2,013,136	$1,510,413

Per unit data	9/30/05	9/30/04
Net asset value	$1003.38	$963.20

Units outstanding	2,006	1,568

See accompanying notes to financial statements

The Price Fund I, L.P.

Financial Highlights for the Three Months and Nine Months Ended September 30, 2005 and September 30, 2004 (Unaudited)

	3 months ended September 30, 2005	3 months ended September 30, 2004	9 months ended September 30, 2005	9 months ended September 30, 2004
Ratio of Net Investment Loss to Average Partners’ Capital	(1.46)%	(3.10)%	(6.29)%	(11.01)%
Ratio of Expenses to Average Partners’ Capital	2.24%	3.33%	8.33%	11.53%
Total Return	(2.59)%	(0.87)%	2.18%	(3.68)%

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

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Partnership pays management and other fees as specified in the Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership pays a monthly management fee based on the Partnership’s total assets, based on a 1 percent annual rate. As of September 30, 2005, $1,682 was payable to the General Partner for management fees. As of September 30, 2004, $3,790 was payable to the General Partner for management fees. The General Partner may choose one or more trading advisors that are responsible for making all trading decisions on behalf of the Partnership. The trading advisors, as selected by the General Partner and described in the Registration Statement, charge the Partnership management fees up to 2 percent per annum (based on assets managed) and quarterly incentive fees of 20 percent of new trading profits, as defined.

The General Partner receives a portion of the incentive fee assessed by certain advisors. However, this fee is payable by the advisor to the General Partner and is not an obligation of or payable by the Partnership. Incentive fees paid by the advisors to the General Partner for the three and nine month periods ended September 30, 2005 amounted to $0 and $2,356, respectively. For the three and nine month periods ended September 30, 2004, the incentive fees paid by the advisors amounted to $2,398 and $3,801, respectively.

The Partnership has advanced amounts to the General Partner for sales fees due relating to units sold. The balance owing to the Partnership as of September 30, 2005 and December 31, 2004 amounted to $9,484 and $3,905, respectively.

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

These commissions are charged to partners’ capital upon the issuance of such units. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning thirteen months after that unit has been outstanding. The trailing commission is equal to 3 percent of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of September 30, 2005, 1,460 units qualified for the trailing commission. The expense for the Partnership for the three and nine month periods ended September 30, 2005 was $11,382 and $30,132, respectively.

The Partnership pays all of its direct legal, accounting, filing, reporting and data processing expenses, incentive fees, management fees, brokerage fees and extraordinary expenses, subject to overall limitations on fees described in the Partnership’s limited partnership agreement. The General Partner will bear any fees in excess of these limitations.

A summary of fees incurred by the Partnership included:

	3 months ended September 30, 2005	3 months ended September 30, 2004	9 months ended September 30, 2005	9 months ended September 30, 2004
Management Fees - General Partner	$5,002	$3,790	$12,973	$10,439
Management Fees - Trading Advisors	6,261	4,687	16,511	15,072
Incentive Fees - Trading Advisors	893	9,595	37,313	34,154
Syndication Costs - Price Futures Group	3,405	700	5,223	8,636
Selling Commissions - Uhlmann Price Securities	14,541	4,325	42,492	41,567

Note 3 Financial Instruments with Off-Balance-Sheet Risk

The Partnership’s trading involves activities that have market and/or credit risk.

Market Risk—Market risk arises primarily from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional value of futures contracts purchased and unlimited on such contracts sold short. As both a buyer and seller of options on futures, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable market variations underlying the option. The risk of loss for purchased options on futures is limited to the premiums paid; written or sold options on futures expose the Partnership to potentially unlimited liability. Cash and US Government obligations at the clearing broker are available to satisfy margin requirements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through September 30, 2005, subscriptions, net of selling fees, totaling $2,105,864 had been accepted and redemptions over the same period totaled $82,771.

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

RESULTS OF OPERATIONS

Third Quarter 2005

Partnership Results for July 2005

The Partnership was unprofitable in July, with similar trading results compared to those of June. Partnership gains from long dollar trades, together with additional positive contributions from the energy and metals markets were slightly offset by Partnership losses from investments in the fixed income and interest rate markets.

For July, the Partnership lost 0.08%

Partnership Results for August 2005

The Partnership was unprofitable in August, with losses from investments in currencies and interest rates outpacing positive Partnership returns in metals.

For August, the Partnership lost 1.24%

Partnership Results for September 2005

The Partnership was unprofitable in September with trading losses again occurring in the currency and interest rate markets, which were extremely volatile during the month due to what, in the opinion of the General Partner, was an unexpected increase in the Prime Lending Rate by the Federal Reserve, given the occurrence of Hurricane Katrina. The Partnership was able to offset some of its losses in these markets with its investments in energy and metals futures. Gains principally occurred in the natural gas, gold and copper markets due in large part to what the General Partner consided to be a perceptible increase in demand for these commodities in the aftermath of Hurricane Katrina.

For September, the Partnership lost 1.29%.

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

Partnership Results for the Period January 1 through September 30, 2005:

For the year through September 30, 2005 the Partnership’s compounded rate of return was 2.18%.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2005:

Market Sector	Value at Risk	Percent of Partners’ Capital
Agriculture	$188	0.01%
Currency	5,971	0.30%
Energy	16,627	0.83%
Financial	18,986	0.94%
Metals	6,213	0.31%

TOTAL:	$47,985	2.39%

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

Item 4. Submissions of Matters to a vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

See attached Exhibit List.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2005.

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