Form 10-K
period 2005-12-31
PRICE FUND I LP
filed 2006-03-31
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code: (312) 264-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 12 or Section 15 (d) of the Act. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is large accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Act.)  ☐    Yes  ☒    No

The aggregate market value of Limited Partnership Units held by non-affiliates of the registrant, as of December 31, 2005, was $1,159,520. For purposes of this disclosure, units held by officers or principals of the General Partner have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

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

The General Partner has chosen one or more trading advisors that are responsible for making trading decisions on behalf of the Partnership and has allocated funds to these advisors. Consistent with its fiduciary duties to the limited partners, the General Partner may modify its allocation among the trading advisors or select new advisors at any time. The trading advisors to whom the Partnership anticipates making allocations over time are Abraham Trading Co., Ascendia Capital Management, LLC, Clarke Capital Management, Inc., Rohrs and Company, LLC, Smith Point Investments, Ltd., Brandywine Asset Management, Inc., Marathon Capital Growth Partners, LLC and NuWave Investment Corporation. Although the allocations effective at any particular time are subject to change, the Partnership has the following approximate investment composition as of December 31, 2005: 28% of its assets with Marathon Capital Growth Partners, LLC, 29% with Clarke Capital Management, Inc., 15% with Smith Point Investments, Ltd and 28% invested in U.S. Treasury Bills or held in cash. There is no minimum period of time during which these advisors will necessarily trade for the Partnership.

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

ITEM 2. PROPERTIES

The Partnership does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts and cash.

ITEM 3. LEGAL PROCEEDINGS

The General Partner is unaware of any material legal proceedings to which the Partnership is a party or to which any of its assets are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during fiscal year 2005.

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

The net proceeds of the offering, after deducting the subscription fee, is managed by the General Partner including allocating a portion to the trading advisors which the General Partner has chosen. Trading account assets are used to satisfy minimum margin requirements for the Partnership’s unrealized futures positions. Consistent with the Commodity Exchange Act, all of the assets of the Partnership are maintained in cash and segregated customer funds, except assets, if any, committed as margin on some non-United States futures and option transactions. The Partnership’s trading account assets which are not committed as margin may be invested in U.S. Treasury securities.

The Partnership has not paid any dividends nor does it intend to do so. The Partnership does not have securities authorized for issuance under any equity compensation plans. The following table shows for the periods indicated the high and low sales prices for units.

	2005		2004
	High	Low	High	Low
January - March	$981.95	$951.62	$1,000.00	$939.80
April - June	1,027.01	951.08	1,021.03	990.86
July - September	1,030.10	1,016.52	984.52	968.72
October - December	1,013.17	996.35	1,002.31	963.20

ITEM 6. SELECTED FINANCIAL DATA

	2005	2004	2003
Net revenue	$195,541	$121,195	$0
Total expenses	$225,954	$139,235	$156

Net (loss)	$(30,413)	$(18,040)	$(156)

Net (loss) per unit	$(10.92)	$(18.05)	$0
Total units outstanding as of December 31	1,549	1,582	0

Total assets as of December 31	$1,935,898	$1,655,916	$1,135,858
Total obligations as of December 31	$431,681	$102,971	$1,135,337

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

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions of the Partnership at the same time, the Partnership could experience substantial losses.

In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counter-party will not be able to meet its obligations to the Partnership. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

The General Partner believes that the accounting policies that are most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the settlement prices or at dealers’ quotes. Thus, the General Partner expects that under normal circumstances substantially all of the Partnership’s assets are valued on a daily basis using objective measures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through December 31, 2005, subscriptions totaling $2,242,063 had been accepted and redemptions over the same period totaled $689,914.

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

For the first quarter 2005 the Partnership’s compounded rate of return was -2.64%.

Partnership Results for April 2005:

The Partnership was unprofitable in April, with losses in certain sections of the commodity markets slightly exceeding profits for the month, following an overall market lacking any sustained trends.

For April, the Partnership lost 0.52%.

Partnership Results for May 2005:

The Partnership posted sharp gains in May, primarily as a result of a reversal in the value of the U.S. dollar, the increased strength of U.S. interest rate contracts and a rally in the grain markets. May gains were also influenced by (i) increasing U.S. short-term interest rates relative to short positions held by the Partnership in Swiss francs and the Euro currency, (ii) weakening European indicators, including France’s rejection of a proposed European constitution, (iii) increased overall domestic (U.S.) economic growth, and (iv) a boost in near term soybean prices coupled with the Partnership’s long positions in that commodity.

For May, the Partnership gained 7.98%.

Partnership Results for June 2005:

Partnership performance held steady in June, paced by continuing profits in energy and currency holdings, but offset by weak results in the interest rate and grain sectors. As in May, worries over the economic state of the European Union kept downward pressure on the Swiss franc and Euro currency, resulting in Partnership profits in this sector, together with Partnership profits in the heating oil and natural gas contract sectors. Small losses were incurred in the grain markets, with large down moves in the prices of soybeans, corn and wheat.

For June, the Partnership gained 0.30%.

For the second quarter of 2005, the Partnership’s compounded rate of return was 7.75%.

Partnership Results for July 2005:

The Partnership was unprofitable in July, with similar trading results compared to those of June. Partnership gains from long dollar trades, together with additional positive contributions from the energy and metals markets were slightly offset by Partnership losses from investments in the fixed income and interest rate markets.

For July, the Partnership lost 0.08%

Partnership Results for August 2005:

The Partnership was unprofitable in August, with losses from investments in currencies and interest rates outpacing positive Partnership returns in metals.

For August, the Partnership lost 1.24%

Partnership Results for September 2005:

The Partnership was unprofitable in September with trading losses again occurring in the currency and interest rate markets, which were extremely volatile during the month due to what, in the opinion of the General Partner, was an unexpected increase in the Prime Lending Rate by the Federal Reserve, given the occurrence of Hurricane Katrina. The Partnership was able to offset some of its losses in these markets with its investments in energy and metals futures. Gains principally occurred in the natural gas, gold and copper markets due in large part to what the General Partner considered to be a perceptible increase in demand for these commodities in the aftermath of Hurricane Katrina.

For September, the Partnership lost 1.29%.

For the third quarter of 2005, the Partnership’s compounded rate of return was -2.59%.

Partnership Results for October 2005:

The Partnership was profitable in October, posting gains from its short positions in 10-year and 5-year notes as a result of a yield increase. Profits were also achieved in coffee, copper, and the Japanese yen, following the increase of the U.S. dollar to a near 25 year high versus that currency. Offsetting these gains were trades in natural gas and heating oil, with long positions in each suffering losses after supply and refinery disruptions were unable to sustain higher prices. The General Partner believes that the effects of higher prices stemmed the demand for gasoline as inventories held steady, and that warmer than anticipated fall weather reduced the need for natural gas usage early in the heating season, precipitating a 16% fall in the price of that commodity since the start of the month

For the month, the Partnership gained 0.98%.

Partnership Results for November 2005:

The Partnership was unprofitable in November, with credit markets dampening an otherwise profitable month for the Partnership. Specifically, yield on 10-year and 5-year notes initially rose after the Fed’s early-month interest rate increase, but 10 year yields declined on what the General Partner believed to be investor anxiety about a flattening yield curve. Perceived investor expectation of a 13th consecutive Fed interest rate increase drove yields up at the end of the month, reflecting the overall volatility of the market. Profits were experienced in the British pounds, Japanese yen, Euro currency, Canadian dollars and Swiss francs, due to the General Partner’s estimation to repatriation of U.S. dollars by U.S. corporations from their foreign operations. Partnership profits were also increased by profits in metals and crude oil markets, with gold and copper experiencing continued gains, as well as falling crude oil prices benefiting the Partnership.

For the month, the Partnership lost 1.66%.

Partnership Results for December 2005:

The Partnership was unprofitable in December, with losses in certain sectors of the commodity markets exceeding profits for the month, following an overall market lacking any sustained trends.

For the month, the Partnership lost 2.54%.

For the fourth quarter 2005, the Partnership’s compounded rate of return was -3.22%.

For the year ended December 31, 2005, the Partnership incurred a compounded loss of 1.12%.

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

Exchange maintenance margin requirements are expected to be used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide an estimate of the maximum expected near-term one-day price fluctuation.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2005.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$ 3,550	1.46%
Currencies	$22,000	0.24%
Energy	$ 8,375	0.56%
Financials	$12,811	0.85%
Metals	$ 4,250	0.28%

TOTAL:	$50,986	3.39%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of The Price Fund I, L.P. are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of

The Price Fund I, L.P.

We have audited the accompanying statements of financial condition of The Price Fund I, L.P. (the “Partnership”) as of December 31, 2005 and 2004, including the schedules of investments as of December 31, 2005 and 2004, and the related statements of operations, changes in partners’ capital and financial highlights for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Price Fund I, L.P. as of December 31, 2005 and 2004, and the results of its operations, changes in partners’ capital and financial highlights for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

Altschuler, Melvoin and Glasser LLP

Chicago, Illinois

March 6, 2006

The Price Fund I, L.P.

Statements of Financial Condition as of December 31, 2005 and December 31, 2004

	12/31/2005	12/31/2004
ASSETS
Cash at bank	$12,961	$427,976
Cash at broker	410,859	227,010
Investment in US Government obligations	1,494,091	996,015
Net unrealized trading gains on open futures contracts	9,001	1,010
Accounts receivable – General Partner	8,986	3,905

Total Assets	$1,935,898	$1,655,916

LIABILITIES
Management and incentive fees payable	$5,286	$7,720
Administrative fees payable	81,947	36,246
Redemptions payable	323,687	—
Subscriptions received in advance	20,000	58,174
Other	761	831

Total Liabilities	431,681	102,971

PARTNERS’ CAPITAL
Partners’ capital
Limited partners	1,214,366	1,259,832
General Partner	289,851	293,113

Total Partners’ Capital	1,504,217	1,552,945

Total Liabilities and Partners’ Capital	$1,935,898	$1,655,916

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2005

		Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $1,481,130)
US Treasury Bills, due 1/19/06, Principal amount $500,000		$499,013	33.17%
US Treasury Bills, due 2/16/06, Principal amount $1,000,000		995,078	66.15%

Total		$1,494,091	99.32%

Open Futures Contracts:
	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (100.00% US based)
Agricultural	3	$2,700	0.18%
Currencies	13	2,069	0.14%
Energy	1	63	0.00%
Financials	18	6,344	0.42%
Metals	2	4,280	0.28%

	37	$15,456	1.02%

Unrealized losses (66.66% US based)
Agricultural	1	$250	0.02%
Currencies	1	1,288	0.09%
Energy	1	2,140	0.14%
Metals	4	2,777	0.18%

	7	$6,455	0.43%

Net unrealized trading gains on open futures contracts		$9,001	0.59%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2004

		Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $994,888)
US Treasury Bills, due 2/10/05, Principal amount $1,000,000		$996,015	64.14%

Open Futures Contracts:
	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (77.85% US based)
Agricultural	8	$100	0.01%
Currencies	12	2,372	0.15%
Financials	13	1,219	0.08%

	33	$3,691	0.24%

Unrealized losses (100.00% US based)
Agricultural	8	$1,900	0.12%
Financials	5	781	0.05%

	13	$2,681	0.17%

Net unrealized trading gains on open futures contracts		$1,010	0.07%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Operations for the Years Ended December 31, 2005, December 31, 2004 and December 31, 2003

	Year ended 12/31/05	Year ended 12/31/04	Year ended 12/31/03
Trading income
Net trading gains - commodities
Realized	$161,838	$136,586
Change in unrealized	7,991	1,010
Foreign exchange gains (losses)	(10,599)	4,119
Brokerage commissions	(16,069)	(31,685)

Net trading income	143,161	110,030

Investment income
Interest	52,380	11,165

Expenses
Management fees - General Partner	17,934	14,388
Management fees - Trading Advisors	22,577	19,912
Incentive fees - Trading Advisors	36,420	37,125
Trailing commissions	40,663
Professional fees	122,860	54,060
Bank fees and other expenses	1,500	13,750	156

Total expenses before reimbursement of expenses	241,954	139,235	156
Less: Reimbursement of Expenses	(16,000)

Net expenses	225,954	139,235	156

Net investment loss	(173,574)	(128,070)	(156)

Net loss	$(30,413)	$(18,040)	$(156)

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Years Ended December 31, 2005, December 31, 2004 and December 31, 2003

	Year ended 12/31/05	Year ended 12/31/04	Year ended 12/31/03
Partners’ Capital at beginning of period	$1,552,945	$521	$677
Contributions	646,891	1,595,172	—
Net loss	(30,413)	(18,040)	(156)
Withdrawals	(665,206)	(24,708)	—

Partners’ Capital at end of period	$1,504,217	$1,552,945	$521

Per unit data	12/31/05	12/31/04	12/31/03
Net asset value	$971.03	$981.95	—

Units outstanding	1,549	1,582	—

Unit data cannot be provided for any periods prior to 2004 as the Partnership had not yet commenced operations.

The information presented for the year ended December 31, 2003 is for the General Partner’s capital only as no limited partners were admitted to the Partnership prior to the first quarter of 2004.

See accompanying notes to financial statements.

The Price Fund I, L.P.

Financial Highlights for the Years Ended December 31, 2005, December 31, 2004, and December 31, 2003

Per Unit Performance

	Year ended 12/31/2005	Year ended 12/31/2004	Year Ended 12/31/2003
Net asset value per unit at the beginning of the period	$981.95	$1,000.00	$—
Income Trading Gains and Losses	88.17	77.31	—
Investment Income Interest	29.91	8.31	—

Expenses	(129.00)	(103.67)	—

Net investment loss	(99.09)	(95.36)	—

Net loss per Unit	(10.92)	(18.05)	—

Net Asset Value per unit at the end of the period	$971.03	$981.95	$—

	Year ended 12/31/2005	Year ended 12/31/2004	Year ended 12/31/2003
Ratio of Net Investment Loss to Average Partners’ Capital	(9.98%)	(9.10%)	—

Ratio of Expenses to Average Partners’ Capital	12.99%	9.89%	—

Total Return	(1.12%)	(1.80%)	—

The above ratios have been calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions. Ratios for the year ended December 31, 2003 can not be presented as the Partnership did not commence trading until the first quarter of 2004.

See accompanying notes to financial statements.

The Price Fund I, L.P.

Notes to the Financial Statements

Note 1 Nature of Operations and Significant Accounting Policies

Nature of Operations — The Price Fund I, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on October 5, 2000 to engage in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures and forward contracts. The Partnership commenced trading activities on January 12, 2004.

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Assets — The valuation of net assets includes unrealized gains and losses on open commodity futures and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts has been calculated based on closing prices on the last business day of each month. Foreign currency is translated into U.S. dollars at the exchange rate prevailing on the last business day of each month. Gains and losses from translation to U.S. dollars are included in trading income on the statement of operations. Net asset value is determined by subtracting liabilities from assets, which also equals Partners’ capital.

Revenue Recognition — Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statements of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of the commodity futures contracts is based upon the most recent available settlement prices on the appropriate commodity exchanges. Changes in unrealized gains or losses represent the total increases or decreases in unrealized gains or increases or decreases in unrealized losses on open positions during the period.

Interest Income Recognition — The Partnership records interest income in the period it is earned.

Income Taxes — The Partnership is not subject to federal income taxes because its income and losses are includable in the tax returns of its partners.

Note 2 The Limited Partnership Agreement and Related-Party Activities

The General Partner is responsible for management of the Partnership.

New limited partners may purchase units of the Partnership upon approval by the General Partner at the net asset value, as defined, as of the last day of each month or on any other date as determined by the General Partner. Such purchases are effective as of the beginning of the following month. The Partnership may sell up to 50,000 units.

After holding the units for nine months, limited partners may require the Partnership to redeem some or all of their units at the net asset value, as defined, as of the last day of each month without a redemption charge.

The Price Fund I, L.P.

Notes to the Financial Statements

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

The Partnership pays management and other fees as specified in the Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership pays the General Partner a monthly management fee based on the Partnership’s total assets, based on a 1 percent annual rate. The General Partner may choose one or more trading advisors that are responsible for making all trading decisions on behalf of the Partnership. The trading advisors, as selected by the General Partner and described in the Registration Statement, charged the Partnership management fees up to 2 percent per annum (based on assets managed) and quarterly incentive fees of up to 20 percent of new trading profits, as defined. Effective January 1, 2006, the quarterly incentive fees earned by the trading advisors may be up to 30% of new trading profits dependent upon the agreement with each trading advisor.

The General Partner receives a portion of the incentive fee assessed by certain advisors. However, this fee is payable by the advisor to the General Partner and is not an obligation of or payable by the Partnership. Incentive fees paid by the advisors to the General Partner for the year ended December 31, 2005 and 2004 amounted to $2,355 and $3,801 respectively.

The Partnership has advanced amounts to the General Partner for sales fees due relating to units sold. The balance owed to the Partnership as of December 31, 2005 and 2004 amounted to $8,986 and $3,905, respectively.

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

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership, through the General Partner, pays Uhlmann Price Securities a commission of 3.5 percent (which includes a re-allowance of up to 3% to other broker dealers) of the purchase price of each unit sold. These commissions are charged to partners’ capital upon the issuance of such units. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning twelve months after that unit has been outstanding. The trailing commission is equal to 3 percent of the net asset value of a unit. Effective January 1, 2006, the trailing commission for each unit sold was reduced to 2 percent of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of December 31, 2005, 1,241 units qualified for the trailing commissions. As of December 31, 2004, no units qualified for the trailing commissions.

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

A summary of fees incurred by the Partnership included:

	Year ended 12/31/2005	Year ended 12/31/2004
Management fees – General Partner	17,934	14,388
Management fees – Trading Advisors	22,577	19,912
Incentive fees – Trading Advisors	36,420	37,125
Syndication costs – Price Futures Group	—	9,016
Selling commissions – Uhlmann Price Securities	15,234	43,757
Trailing commissions – Uhlmann Price Securities	40,633	—

Note 3 Financial Instruments with Off-Balance-Sheet Risk

The Partnership’s trading involves activities that have market and/or credit risk.

Market Risk—Market risk arises primarily from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional value of futures contracts purchased and unlimited on such contracts sold short. As both a buyer and seller of options on futures, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable market variations underlying the option. The risk of loss for purchased options on futures is limited to the premiums paid; written or sold options on futures expose the Partnership to potentially unlimited liability. Cash and U.S. Government obligations at the clearing broker are available to satisfy margin requirements.

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

Credit Risk — Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Partnership has a gain. Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the cash settlement procedures for daily market movements and the margin requirements of individual exchanges.

Concentration of Credit Risk — Some of the Partnership’s trades are cleared through Price Futures Group’s clearing broker. In the event this counterparty does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of this counterparty. The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker.

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

ITEM 9B. OTHER INFORMATION

There was no information required to be disclosed on a Form 8-K during the quarter ended December 31, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Price Asset Management, Inc., general partner and commodity pool operator of the Partnership, are as follows:

Name	Age	Title
Walter Thomas Price III	64	Chairman, President and Director
Allen D. Goodman	36	Chief Financial Officer
Scott R. Baldwin	48	Executive Vice President and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the rules governing the requirements of filing Forms 3, 4, and 5 pursuant to Section 16(a) of the Exchange Act, the Partnership has determined that Walter Thomas Price III, Chairman, President and Director of the General Partner, Scott R. Baldwin, Executive Vice-President and Director of the General Partner and Allen D. Goodman, Chief Financial and Principal Accounting Officer of the General Partner are each late in filing a Form 3.

Audit Committee Financial Expert

Because the Partnership has no employees, officers or directors, it has no audit committee. The Partnership is managed by Price Asset Management, Inc., its general partner. Allen Goodman serves as the Price Asset Management’s “audit committee financial expert.” Mr. Goodman is not independent of the management of Price Asset Management, Inc. which is a privately owned Corporation that has no independent directors.

Code of Ethics

The Partnership has no employees, officers or directors and is managed by its general partner, Price Asset Management, Inc, which has adopted an Executive Code of Ethics that applies to its principal executive officer and principal financial and accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to Price Asset Management, Inc, 141 W. Jackson Blvd., Suite 1340A, Chicago, Illinois 60604 or by calling 312-264-4300.

ITEM 11. EXECUTIVE COMPENSATION

See the notes to the financial statements incorporated above for a description of management fees paid to the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Walter T. Price	24.375 Units in direct ownership investment; 298.50 Units beneficially owned through Price Asset Management, Inc.	20.84%
Limited Partnership Units	Scott R. Baldwin	32.318 Units in direct ownership investment.	2.09%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in Item 7, Operating Expenses.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees. The aggregate fees billed and anticipated to be billed for each of the last two fiscal years for professional services rendered by Altschuler, Melvoin and Glasser LLP (the “Firm”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory filings and other services normally provided in connection with regulatory filings or engagements are as follows:

2004	$36,760
2005	$38,734

(2)	Audit-Related Fees. None. The Firm has a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. Prior to October 1, 2005, the Firm had a similar relationship with American Express Tax and Business Services, Inc. (“TBS”). Effective October 1, 2005 TBS was acquired by RSM. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

(3)	Tax Fees. Tax compliance services for the year ended December 31, 2004 was provided by TBS. For the year ended December 31, 2005, tax compliance services are to be provided by RSM. See Item 14.(2) above. Amounts billed by TBS relating to the year ended December 31, 2004 and by RSM relating to the year ended December 31, 2005 are as follows:

2004	$7,000
2005	$8,000

(4)	All Other Fees. None. See Item 14.(2) above.

(5)	Not Applicable.

(6)	See Item 14.(2) above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents filed as a part of the report:

(1)	Financial Statements: See Index to Financial Statements under Item 8 of this report.

(2)	Financial statement schedules: No additional schedules are required.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2006.

THE PRICE FUND I, L.P.
(Registrant)

By:	Price Asset Management, Inc.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Chairman, President and Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003	E-1

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	E-2

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003	E-3

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003	E-4