Form 10-Q
period 2006-03-31
PRICE FUND I LP
filed 2006-05-12
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Total number of Pages: 24 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of The Price Fund I, L.P. are included in Item 1:

The Price Fund I, L.P.

Statements of Financial Condition as of March 31, 2006 (unaudited) and December 31, 2005

	3/31/2006	12/31/2005
ASSETS

Cash at bank	$88,783	$12,961
Cash at broker	161,750	410,859
Investment in US Government obligations	1,294,129	1,494,091
Net unrealized trading gains on open futures contracts	164,295	9,001
Accounts receivable – General Partner	6,173	8,986

Total Assets	$1,715,130	$1,935,898

LIABILITIES

Management and incentive fees payable	$19,665	$5,286
Administrative fees payable	67,154	81,947
Redemptions payable	3,269	20,000
Subscriptions received in advance	0	323,687
Other	1,327	761

Total Liabilities	91,415	431,681

PARTNERS’ CAPITAL

Partners’ capital
Limited partners	1,137,627	1,214,366
General Partner	486,088	289,851

Total Partners’ Capital	1,623,715	1,504,217

Total Liabilities and Partners’ Capital	$1,715,130	$1,935,898

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of March 31, 2006 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $1,285,774)

US Treasury Bills, due 4/20/06, Principal amount $500,000		$498,833	30.72%
US Treasury Bills, due 5/18/06, Principal amount $800,000		$795,296	48.98%

Total		$1,294,129	79.70%

Open Futures Contracts:
	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (67.60% US based)
Agricultural	43	$41,717	2.57%
Currencies	14	11,465	0.71%
Energy	1	650	0.04%
Financials	67	28,693	1.77%
Indexes	24	63,307	3.90%
Metals	7	28,911	1.78%

	156	$174,743	10.77%

Unrealized losses (96.73% US based)
Agricultural	16	$5,518	0.34%
Currencies	1	60	0.00%
Financials	3	375	0.02%
Indexes	2	124	0.01%
Metals	2	4,371	0.27%

Total	24	$10,448	0.64%

Net unrealized trading gains on open futures contracts		$164,295	10.13%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2005

		Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $1,481,130)

US Treasury Bills, due 1/19/06, Principal amount $500,000		$499,013	33.17%
US Treasury Bills, due 2/16/06, Principal amount $1,000,000		995,078	66.15%

Total		$1,494,091	99.32%

Open Futures Contracts:
	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (100.00% US based)
Agricultural	3	$2,700	0.18%
Currencies	13	2,069	0.14%
Energy	1	63	0.00%
Financials	18	6,344	0.42%
Metals	2	4,280	0.28%

	37	$15,456	1.02%

Unrealized losses (66.66% US based)
Agricultural	1	$250	0.02%
Currencies	1	1,288	0.09%
Energy	1	2,140	0.14%
Metals	4	2,777	0.18%

Total	7	$6,455	0.43%

Net unrealized trading gains on open futures contracts		$9,001	0.59%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Operations for the Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)

	3 months ended 3/31/2006	3 months ended 3/31/2005
Trading income (loss)
Net trading gains (loss) - commodities
Realized	$(120,939)	$(9,515)
Change in unrealized	155,294	14,513
Foreign exchange (losses)	(1,339)	(3,393)
Brokerage commissions	(7,807)	(5,622)

Net trading income (loss)	25,209	(4,017)

Investment Income

Interest	17,534	9,556

Expenses:
Management fees - General Partner	5,588	3,918
Management fees - Trading Advisors	4,571	4,270
Incentive fees - Trading Advisors	13,863	—
Trailing commissions	7,546	8,445
Professional fees	30,270	31,470
Bank fees and other expenses	900	—

Total expenses	62,738	48,103

Net investment loss	(45,204)	(38,547)

Net loss	$(19,995)	$(42,564)

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)

	3 months ended 3/31/06	3 months ended 3/31/05
Partners’ capital at beginning of period	$1,504,217	$1,552,945
Contributions	215,173	66,914
Net loss	(19,995)	(42,564)
Withdrawals	(75,680)	(29,215)

Partners’ capital at end of period	$1,623,715	$1,548,080

Per unit data	03/31/06	03/31/05
Net asset value	$958.41	$956.05

Units outstanding	1,694	1,619

See accompanying notes to financial statements.

The Price Fund I, L.P.

Financial Highlights for the Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)

Per Unit Performance

	3 months ended 3/31/2006	3 months ended 3/31/2005
Net asset value per unit at the beginning of the period	$971.03	$981.95
Income
Trading Gains and Losses	15.31	(2.13)
Investment Income
Interest	10.83	5.89
Expenses	(38.76)	(29.66)

Net investment loss	(27.93)	(23.77)

Net loss per Unit	(12.62)	(25.90)

Net Asset Value per unit at the end of the period	$958.41	$956.05

	3 months ended 3/31/2006	3 months ended 3/31/2005
Ratio of Net Investment Loss to Average Partners’ Capital	(2.94)%	(2.47)%
Ratio of Expenses to Average Partners’ Capital	4.08%	3.09%
Total Return	(1.30)%	(2.64)%

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

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments and adequate disclosures necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Net Assets—The valuation of net assets includes unrealized gains and losses on open commodity futures and forward contracts owned by the Partnership, if any, at the end of the reporting period. The unrealized gains and losses on these contracts have been calculated based on closing prices on the last business day of each month. Gains and losses from translation to U.S. dollars are included in trading income (loss) on the statement of operations. Foreign currency is translated into U.S. dollars at the exchange rate prevailing on the last business day of each reporting period. Net asset value is determined by subtracting liabilities from assets, which also equals partners’ capital.

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

Income Taxes—The Partnership is not subject to federal income taxes because its income and losses are includable in the tax returns of its partners.

Note 2 The Limited Partnership Agreement and Related-Party Activities

The General Partner is responsible for management of the Partnership.

New limited partners may purchase units of the Partnership upon approval by the General Partner at the net asset value, as defined, as of the last day of each month or on any other date as determined by the General Partner. Such purchases are effective as of the beginning of the following month. The Partnership may sell up to 100,000 units.

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

The General Partner receives a portion of the incentive fee assessed by certain advisors. However, this fee is payable by the advisor to the General Partner and is not an obligation of or payable by the Partnership. No incentive fees were paid by the advisors to the General Partner for the three month periods ended March 31, 2006 and 2005.

The Partnership has advanced amounts to the General Partner for sales fees due relating to units sold. The balance owed to the Partnership as of March 31, 2006 and December 31, 2005 amounted to $6,173 and $8,986, respectively.

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership, through the General Partner, pays Uhlmann Price Securities a commission of 3.5 percent (which includes a re-allowance of up to 3% to other broker dealers) of the purchase price of each unit sold. These commissions are charged to partners’ capital upon the issuance of such units. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning twelve months after that unit has been outstanding. The trailing commission is equal to 3 percent of the net asset value of a unit. Effective January 1, 2006, the trailing commission for each unit sold was reduced to 2 percent of the net asset value of the unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of March 31, 2006 and 2005, 1,024 and 1,294 units, respectively, qualified for the trailing commissions.

The Partnership pays all of its direct legal, accounting, filing, reporting and data processing expenses, incentive fees, management fees, brokerage fees and extraordinary expenses, subject to overall limitations on fees described in the Partnership’s limited partnership agreement. The General Partner will bear any fees in excess of these limitations.

A summary of fees incurred by the Partnership included:

	3 months ended 3/31/2006	3 months ended 3/31/2005
Management fees – General Partner	5,588	3,918
Management fees – Trading Advisors	4,571	4,270
Incentive fees – Trading Advisors	13,863	—
Selling commissions – Uhlmann Price Securities	4,707	7,652
Trailing commissions – Uhlmann Price Securities	7,546	8,445

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through March 31, 2006, subscriptions totaling $2,457,042 had been accepted and redemptions over the same period totaled $765,594.

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

RESULTS OF OPERATIONS

Partnership Results for January 2006:

The Partnership was unprofitable in January with the majority of losses occurring within the sectors of energy and currency. Positions in gold, the Eurodollar, and coffee were profitable. The gains, however could not offset losses suffered in energy, currency, wheat, and corn.

For January, the Partnership lost 2.29%.

Partnership Results for February 2006:

Partnership performance in February remained consistent with that of January. Significant losses were experienced in the currency sector and the energy sector. Above normal temperatures and higher inventories dropped the prices of heating oil and crude oil futures contracts. Meanwhile, partnership positions in metal contracts experienced losses as the Federal Reserve appointed a new Chairman who is committed to contracting the projected US Inflation.

For the month, the Partnership lost 3.01%.

Partnership Results for March 2006:

Profits experienced in March are attributable to improving economic growth which translated to rising commodity prices and interest rates. U.S. interest rates increased as the Federal Reserve continued to tighten rates. Additional gains were achieved in metals as most positions reached twenty-year highs. The Partnership had unprofitable trades in meats, grains, and softs despite the high returns of frozen orange juice contracts. Losses were experienced in the energy and currency sectors.

For March, the Partnership gained 4.14%.

For the quarter ended March 31, the Partnership’s compounded rate of return was -1.30%.

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

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

The General Partner believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges or at dealer quotes. Thus, the General Partner expects that under normal circumstances substantially all of the Partnership’s assets are valued on a daily basis using objective measures.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2006.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$47,235	2.91%
Currencies	$11,525	0.71%
Energy	$650	0.04%
Financials	$29,068	1.79%
Indexes	$63,431	3.91%
Metals	$33,282	2.05%

TOTAL:	$185,191	11.41%

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Partnership’s most recently filed Form 10-K in response to Item 1A to Part 1 of said Form 10-K. See the Partnership’s responses to Item 3 of Part 1 of this Form 10-Q for a description of quantitative and qualitative disclosures about market risks attendant to the operation of the Partnership.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submissions of Matters to a vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2006.

THE PRICE FUND I, L.P. (Registrant)

By:	Price Asset Management, Inc.
General Partner

By:	/s/Walter Thomas Price III
Walter Thomas Price III
Chairman, President and Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

E-1