Form 10-Q
period 2006-06-30
PRICE FUND I LP
filed 2006-08-09
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Total number of Pages: 18 plus exhibits

PART I - FINANCIAL INFORMATION

The Price Fund I, L.P.

Statements of Financial Condition as of June 30, 2006 (unaudited) and December 31, 2005

	6/30/2006	12/31/2005
ASSETS

Cash at bank	$121,478	$12,961
Cash at broker	61,615	410,859
Investment in US Government obligations	1,393,684	1,494,091
Net unrealized trading gains on open futures contracts	23,879	9,001
Accounts receivable – General Partner	3,426	8,986

Total Assets	$1,604,082	$1,935,898

LIABILITIES

Management and incentive fees payable	$11,896	$5,286
Administrative fees payable	14,916	81,947
Redemptions payable	51,183	20,000
Subscriptions received in advance	—	323,687
Other	800	761

Total Liabilities	78,795	431,681

PARTNERS’ CAPITAL

Partners’ capital
Limited partners	1,054,302	1,214,366
General Partner	470,985	289,851

Total Partners’ Capital	1,525,287	1,504,217

Total Liabilities and Partners’ Capital	$1,604,082	$1,935,898

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of June 30, 2006 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $1,383,640)

US Treasury Bills, due 7/20/06, Principal amount $500,000		$498,728	32.70%
US Treasury Bills, due 7/27/06, Principal amount $200,000		199,315	13.07%
US Treasury Bills, due 8/17/06, Principal amount $700,000		695,641	45.61%

Total		$1,393,684	91.38%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (82.76% US based)
Agricultural	35	$50,911	3.34%
Currencies	8	5,853	0.38%
Energy	1	1,960	0.13%
Financials	19	3,630	0.24%
Indexes	6	8,495	0.56%
Metals	1	6,125	0.40%

	70	$76,974	5.05%

Unrealized losses (82.59% US based)
Agricultural	27	$21,291	1.40%
Currencies	15	5,885	0.39%
Financials	57	14,570	0.96%
Indexes	2	11,349	0.74%

Total	101	$53,095	3.49%

Net unrealized trading gains on open futures contracts		$23,879	1.56%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2005

		Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $1,481,130)

US Treasury Bills, due 1/19/06, Principal amount $500,000		$499,013	33.17%
US Treasury Bills, due 2/16/06, Principal amount $1,000,000		995,078	66.15%

Total		$1,494,091	99.32%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (100.00% US based)
Agricultural	3	$2,700	0.18%
Currencies	13	2,069	0.14%
Energy	1	63	0.00%
Financials	18	6,344	0.42%
Metals	2	4,280	0.28%

	37	$15,456	1.02%

Unrealized losses (66.66% US based)
Agricultural	1	$250	0.02%
Currencies	1	1,288	0.09%
Energy	1	2,140	0.14%
Metals	4	2,777	0.18%

Total	7	$6,455	0.43%

Net unrealized trading gains on open futures contracts		$9,001	0.59%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Operations for the Three Months and Six Months Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)

	3 months ended 6/30/2006	3 months ended 6/30/2005	6 months ended 6/30/2006	6 months ended 6/30/2005
Trading Income (loss)
Net trading gains (loss) - commodities
Realized	$125,377	$175,027	$4,436	$165,512
Change in unrealized	(140,416)	21,362	14,878	35,875
Foreign exchange gains (losses)	1,034	(4,224)	(305)	(7,617)
Brokerage Commissions	(7,028)	(3,953)	(14,833)	(9,576)

Net trading income (loss)	(21,033)	188,212	4,176	184,194

Investment Income

Interest	17,869	10,769	35,403	20,325

Expenses:
Management fees – General Partner	2,395	4,053	7,979	7,971
Management fees – Trading Advisors	4,560	5,980	9,116	10,250
Incentive fees – Trading Advisors	(3,340)	36,420	14,972	36,420
Trailing Commissions	4,997	10,306	12,542	18,750
Professional fees	31,152	30,511	61,422	61,981
Bank fees and other expenses			900

Total expenses before reimbursement of expenses	39,764	87,270	106,931	135,372

Less: reimbursement of expenses	—	(16,000)	—	(16,000)

Net expenses	39,764	71,270	106,931	119,372

Net investment loss	(21,895)	(60,501)	(71,528)	(99,047)

Net income (loss)	$(42,928)	$127,711	$(67,352)	$85,147

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2006 (unaudited)

and June 30, 2005 (unaudited)

	6 months Ended 6/30/2006	6 months ended 6/30/2005
Partners’ capital at beginning of period	$1,504,217	$1,552,945
Contributions	214,411	176,946
Net loss	(67,352)	(42,564)
Withdrawals	(125,989)	(29,215)

Partners’ capital at end of period	$1,525,287	$1,785,823

Per unit data	6/30/2006	6/30/2005
Net asset value	$928.62	$1,030.10

Units outstanding	1,643	1,734

See accompanying notes to financial statements.

The Price Fund I, L.P.

Financial Highlights for the Three Months and Six Month Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)

Per Unit Performance

	3 months ended 6/30/2006	3 months ended 6/30/2005	6 months ended 6/30/2006	6 months ended 6/30/2005
Net asset value per unit at the beginning of the period	$955.79 *	$956.05	$971.03	$981.95
Income
Trading Gains and Losses	(14.05)	110.20	1.31	108.11
Investment Income
Interest	10.71	6.44	21.64	12.31
Expenses	(23.83)	(42.59)	(65.36)	(72.27)

Net investment loss	(13.12)	(36.15)	(43.72)	(59.96)

Net gain (loss) per Unit	(27.17)	74.05	(42.41)	48.15

Net Asset Value per unit at the end of the period	$928.62	$1,030.10	$928.62	$1,030.10

	3 months ended 6/30/2006	3 months ended 6/30/2005	6 months ended 6/30/2006	6 months ended 6/30/2005
Ratio of Net Investment Loss to Average Partners’ Capital	-1.36%	-3.64%	-4.56%	-6.12%
Ratio of Expenses to Average Partners’ Capital	2.46%	4.29%	6.82%	7.38%
Total Return	-2.84%	7.75%	-4.37%	4.90%

The above ratios have been calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions.

*	The net asset value per unit of $955.79 as of March 31, 2006 has been revised from the $958.41 previously reported in the Partnership’s Form 10Q filing for the first quarter ending March 31, 2006 (refer to Note 2 to the Financial Statements).

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

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Net Assets—The valuation of net assets includes unrealized gains and losses on open commodity futures and forward contracts owned by the Partnership, if any, at the end of the reporting period. The unrealized gains and losses on these contracts have been calculated based on closing prices on the last business day of each month. Gains and losses from translation to U.S. dollars are included in trading income (loss) on the statements of operations. Foreign currency is translated into U.S. dollars at the exchange rate prevailing on the last business day of each reporting period. Net asset value is determined by subtracting liabilities from assets, which also equals partners’ capital.

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

The Partnership pays management and other fees as specified in the Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership pays the General Partner a monthly management fee based on the Partnership’s total assets, based on a 1 percent annual rate. The General Partner may choose one or more trading advisors that are responsible for making all trading decisions on behalf of the Partnership. The trading advisors, as selected by the General Partner and described in the Registration Statement, may charge the Partnership management fees up to 2 percent per annum (based on assets managed) and quarterly incentive fees of up to 20 percent of new trading profits, as defined. Effective January 1, 2006, the quarterly incentive fees earned by the trading advisors may be up to 30 percent of new trading profits dependent upon the agreement with each trading advisor.

The General Partner receives a portion of the incentive fee assessed by certain advisors. However, this fee is payable by the advisor to the General Partner and is not an obligation of or payable by the Partnership. No incentive fees were paid by the advisors to the General Partner for the three and six month periods ended June 30, 2006 and 2005.

The Partnership has advanced amounts to the General Partner for sales fees due relating to units sold. The balance owed to the Partnership as of June 30, 2006 and December 31, 2005 amounted to $3,426 and $8,986, respectively.

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership, through the General Partner, pays Uhlmann Price Securities a commission of 3.5 percent (which includes a re-allowance of up to 3% to other broker dealers) of the purchase price of each unit sold. These commissions are charged to partners’ capital upon the issuance of such units. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning twelve months after that unit has been outstanding. The trailing commission is equal to 3 percent of the net asset value of a unit. Effective January 1, 2006, the trailing commission for each unit sold was reduced to 2 percent of the net asset value of the unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of June 30, 2006 and 2005, 995 and 1,439 units, respectively, qualified for the trailing commissions.

The Partnership pays all of its direct legal, accounting, filing, reporting and data processing expenses, incentive fees, management fees, brokerage fees and extraordinary expenses, subject to overall limitations on fees described in the Partnership’s limited partnership agreement. The General Partner will bear any fees in excess of these limitations.

For the three months ended March 31, 2006, the net loss for the Partnership was understated by $4,429 due to an understatement of the incentive fees due to the trading advisors, which the General Partner has determined to be immaterial to the results of operations. The results for the period have been restated accordingly. The net effect of this understatement and other adjustments to the first quarter of 2006 incentive fees resulted in a net credit of $3,340 being reflected on the statement of operations for the three months ended June 30, 2006.

A summary of fees incurred by the Partnership included:

	3 months ended 6/30/2006	3 months ended 6/30/2005	6 months ended 6/30/2006	6 months ended 6/30/2005
Management fees – General Partner	2,395	4,053	7,979	7,971
Management fees – Trading Advisors	4,560	5,980	9,116	10,250
Incentive fees – Trading Advisors	(3,340)	36,420	14,972	36,420
Selling commissions – Uhlmann Price Securities	15	2,939	4,722	4,888
Trailing commissions – Uhlmann Price Securities	4,973	10,306	12,519	18,750

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through June 30, 2006, subscriptions totaling $2,456,280 had been accepted and redemptions over the same period totaled $815,903.

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

RESULTS OF OPERATIONS

Partnership Results for January 2006:

The Partnership was unprofitable in January with the majority of losses occurring within the sectors of energy and currency. Positions in gold, the Eurodollar, and coffee were profitable. The gains, however could not offset the losses suffered in energy, currency, wheat, and corn.

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

Partnership Results for March 2006:

Profits experienced in March are attributable to improving economic growth which translated to rising commodity prices and interest rates. U.S. interest rates increased as the Federal Reserve continued to tighten rates. Additional gains were achieved in metals as most positions reached twenty-year highs. The Partnership had unprofitable trades in meats, grains, and softs despite the high returns of frozen orange juice contracts. Losses were also experienced in the energy and currency sectors.

For March, the Partnership gained 3.86%.

For the first quarter ended March 31, the Partnership’s compounded rate of return was -1.57%.

Partnership Results for April 2006:

Profits in April were similar to those of March. Strong gains were achieved in interest rate contracts, indexes, currencies, and metals while the agricultural commodities declined.

For April, the Partnership gained 4.37%

Partnership Results for May 2006

The profits experienced in the previous months turned to losses in May as the Partnership experienced its first loss since February. As the Federal Reserve continued to increase interest rates, stock indexes dropped considerably as the market was negatively affected by the increased rates. Furthermore, metals that reached all-time highs in February pulled back in May.

For May, the Partnership lost 0.75%.

Partnership Results for June 2006

Commodity markets did not rally after the May 2006 losses. Instead, the markets continued to fall as the Federal Reserve once again increased interest rates in an attempt to curb inflation. As a majority of Price Fund I’s trading advisors are trend followers, the market’s continued downward slide negatively affected the Partnership’s performance.

For June, the Partnership lost 6.21%.

For the second quarter ended June 30, the Partnership’s compounded rate of return was -2.84%.

For the year ended June 30, the Partnership’s compounded rate of return was -4.37%.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2006.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$72,202	4.73%
Currencies	$11,738	0.77%
Energy	$1,960	0.13%
Financials	$18,200	1.19%
Indexes	$19,844	1.30%
Metals	$6,125	0.40%

TOTAL:	$130,069	8.52%

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

Item 4. Submissions of Matters to a vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2006.

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