Form 10-Q
period 2006-09-30
PRICE FUND I LP
filed 2006-11-13
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Total number of Pages: 18 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of The Price Fund I, L.P. are included in Item 1:

The Price Fund I, L.P.

Statements of Financial Condition as of September 30, 2006 (unaudited) and December 31, 2005

	9/30/2006	12/31/2005
ASSETS
Cash and cash equivalents	$149,575	$12,961
Cash at broker	310,280	410,859
Investment in US Government obligations	1,045,672	1,494,091
Net unrealized trading gains on open futures contracts	86,574	9,001
Accounts receivable – General Partner	4,394	8,986
Interest receivable	9,032	—

Total Assets	$1,605,527	$1,935,898

LIABILITIES
Management and incentive fees payable	$8,667	$5,286
Administrative fees payable	50,942	81,947
Redemptions payable	72,045	20,000
Subscriptions received in advance	—	323,687
Other	5,599	761

Total Liabilities	137,253	431,681

PARTNERS’ CAPITAL
Partners’ capital
Limited Partners	1,025,172	1,214,366
General Partner	443,102	289,851

Total Partners’ Capital	1,468,274	1,504,217

Total Liabilities and Partners’ Capital	$1,605,527	$1,935,898

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of September 30, 2006 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $1,045,173)

Federal Home Loan Bank Notes, at 5.40%, due 1/29/2007, principal amount $500,000	$500,155	34.06%
US Treasury Notes, at 3.75%, due 3/31/2007, principal amount $99,000	98,377	6.70%
Federal Home Loan Bank Notes, at 4.63% due 7/18/2007, principal amount $250,000	248,828	16.95%
Federal Mortgage Association Notes, at 4.25% due 9/15/2007 principal amount $200,000	198,312	13.51%

Total	$1,045,672	71.22%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (84.64% US based)
Agricultural	29	$48,233	3.28%
Currencies	9	2,320	0.16%
Energy	3	4,504	0.31%
Financials	56	45,684	3.11%
Indexes	2	2,946	0.20%

	99	$103,687	7.06%

Unrealized losses (68.13% US based)
Agricultural	10	$4,597	0.31%
Currencies	9	3,821	0.26%
Energy	5	4,010	0.27%
Financials	22	2,968	0.20%
Indexes	5	1,717	0.12%

Total	51	$17,113	1.16%

Net unrealized trading gains on open futures contracts		$86,574	5.90%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2005

	Market Value	Percent of Partners’ Capital
US Government obligations (total cost - $1,481,130)

US Treasury Bills, due 1/19/06, principal amount $500,000	$499,013	33.17%
US Treasury Bills, due 2/16/06, principal amount $1,000,000	995,078	66.15%

Total	$1,494,091	99.32%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (100.00% US based)
Agricultural	3	$2,700	0.18%
Currencies	13	2,069	0.14%
Energy	1	63	0.00%
Financials	18	6,344	0.42%
Metals	2	4,280	0.28%

	37	$15,456	1.02%

Unrealized losses (66.66% US based)
Agricultural	1	$250	0.02%
Currencies	1	1,288	0.09%
Energy	1	2,140	0.14%
Metals	4	2,777	0.18%

Total	7	$6,455	0.43%

Net unrealized trading gains on open futures contracts		$9,001	0.59%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

	3 months ended 9/30/2006	3 months ended 9/30/2005	9 months ended 9/30/2006	9 months ended 9/30/2005
Trading Income (Loss)
Net trading gains (losses) - commodities
Realized	$(92,008)	$1,339	$(87,571)	$166,851
Change in unrealized	62,695	(9,210)	77,573	26,665
Foreign exchange losses	(921)	(2,362)	(1,226)	(9,979)
Brokerage commissions	(7,072)	(3,087)	(21,905)	(12,663)

Net trading income (loss)	(37,306)	(13,320)	(33,129)	170,874

Investment Income
Interest	15,975	14,945	51,378	35,270

Expenses:
Management fees – General Partner	3,663	5,002	11,642	12,973
Management fees – Trading Advisors	4,337	6,261	13,453	16,511
Incentive fees – Trading Advisors	3,331	893	18,303	37,313
Trailing commissions	5,493	11,382	18,035	30,132
Professional fees	54,255	30,430	114,778	92,411
Bank fees and other expenses	900	600	2,700	600

Total expenses before reimbursement of expenses	71,979	54,568	178,911	189,940

Less: reimbursement of expenses	—	—	—	(16,000)

Net expenses	71,979	54,568	178,911	173,940

Net investment loss	(56,004)	(39,623)	(127,533)	(138,670)

Net income (loss)	$(93,310)	$(52,943)	$(160,662)	$32,204

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

	9 months ended 9/30/2006	9 months ended 9/30/2005
Partners’ capital at beginning of period	$1,504,217	$1,552,945
Contributions	321,880	510,758
Net income (loss)	(160,662)	32,204
Withdrawals	(197,161)	(82,771)

Partners’ capital at end of period	$1,468,274	$2,013,136

Per unit data	9/30/2006	9/30/2005
Net asset value	$873.66	$1,003.38

Units outstanding	1,681	2,006

See accompanying notes to financial statements.

The Price Fund I, L.P.

Financial Highlights for the Three Months and Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

Per Unit Performance

	3 months ended 9/30/2006	3 months ended 9/30/2005	9 months ended 9/30/2006	9 months ended 9/30/2005
Net asset value per unit at the beginning of the period	$928.62	$1,030.10	$971.03	$981.95
Income
Trading gains and losses	(22.63)	(5.78)	(20.20)	101.15
Investment Income
Interest	9.69	7.90	31.32	20.27

Expenses	(42.02)	(28.84)	(108.49)	(99.99)

Net investment loss	(32.33)	(20.94)	(77.17)	(79.72)

Net gain (loss) per Unit	(54.96)	(26.72)	(97.37)	21.43

Net Asset Value per unit at the end of the period	$873.66	$1,003.38	$873.66	$1,003.38

	3 months ended 9/30/2006	3 months ended 9/30/2005	9 months ended 9/30/2006	9 months ended 9/30/2005
Ratio of Net Investment Loss to Average Partners’ Capital	-3.79%	-2.05%	-8.30%	-8.04%

Ratio of Expenses to Average Partners’ Capital	4.87%	2.83%	11.64%	10.08%

Total Return	-5.92%	-2.59%	-10.03%	2.18%

The above ratios have been calculated for the partners taken as a whole and have not been annualized. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions.

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

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Cash and cash equivalents—Cash and cash equivalents consist of cash in banks and money market instruments that mature in 90 days or less.

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

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

The Partnership has advanced amounts to the General Partner for sales fees due relating to units sold. The balance owed to the Partnership as of September 30, 2006 and December 31, 2005 amounted to $4,394 and $8,986, respectively.

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership, through the General Partner, pays Uhlmann Price Securities a commission of 3.5% (which includes a re-allowance of up to 3% to other broker-dealers) of the purchase price of each unit sold. These commissions are charged to partners’ capital upon the issuance of such units. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or to selling agents beginning twelve months after that unit has been outstanding. The trailing commission is equal to 3 percent of the net asset value of a unit. Effective January 1, 2006, the trailing commission for each unit sold was reduced to 2 percent of the net asset value of the unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of September 30, 2006 and 2005, 1,258 and 1,460 units, respectively, qualified for the trailing commissions.

The Partnership pays all of its direct legal, accounting, filing, reporting and data processing expenses, incentive fees, management fees, brokerage fees and extraordinary expenses, subject to overall limitations on fees described in the Partnership’s limited partnership agreement. The General Partner will bear any fees in excess of these limitations.

A summary of fees incurred by the Partnership included:

	3 months ended 9/30/2006	3 months ended 9/30/2005	9 months ended 9/30/2006	9 months ended 9/30/2005
Management fees – General Partner	3,663	5,002	11,642	12,973
Management fees – Trading Advisors	4,337	6,261	13,453	16,511
Incentive fees – Trading Advisors	3,331	893	18,303	37,313
Selling commissions – Uhlmann Price Securities	3,500	3,405	8,222	5,223
Trailing commissions – Uhlmann Price Securities	5,414	11,382	17,933	30,132

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through September 30, 2006, subscriptions totaling $2,563,749 had been accepted and redemptions over the same period totaled $887,075.

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

For April, the Partnership gained 4.37%.

Partnership Results for May 2006:

The profits experienced in the previous months turned to losses in May as the Partnership experienced its first loss since February. As the Federal Reserve continued to increase interest rates, stock indexes dropped considerably as the market was negatively affected by the increased rates. Furthermore, metals that reached all-time highs in February pulled back in May.

For May, the Partnership lost 0.75%.

Partnership Results for June 2006:

In June, commodity markets did not rally after the May 2006 losses. Instead, markets continued to fall as the Federal Reserve once again increased interest rates. As a majority of Price Fund I’s trading advisors are trend followers, the market’s continued downward slide negatively affected the Partnership’s performance.

For June, the Partnership lost 6.21%.

For the second quarter ended June 30, the Partnership’s compounded rate of return was -2.84%.

Partnership Results for July 2006:

Commodity markets continued to remain volatile in July. The driving forces behind these markets appeared to be continued violence in the Middle East, investor indecision over whether the Federal Reserve policy makers would continue to raise short-term interest rates, and volatility in the agricultural and energy markets stemming from the beginning of hurricane season and severe summer heat.

For July, the Partnership lost 4.96%.

Partnership Results for August 2006:

The month of August was slow and uneventful in the commodity markets. The Fund profited from movements in currencies, grains and soft commodities while positions in metals, equity indexes and lumber posted modest losses. Overall, the Fund posted its first monthly gain since April.

For August, the Partnership gained 2.51%.

Partnership Results for September 2006:

The month of September continued the downturn of the Fund as investors took positions which indicated their apparent belief that the commodity markets were inflated. Positions in most markets were mixed. Correlations between the individual commodities in the same market sectors were low.

For September, the Partnership lost 3.43%.

For the third quarter and nine-months ended September 30, 2006, the Partnership lost 5.92% and 10.03%, respectively.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2006.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$52,829	3.60%
Currencies	$6,141	0.42%
Energy	$8,514	0.58%
Financials	$48,652	3.31%
Indexes	$4,663	0.32%

TOTAL:	$120,799	8.23%

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2006.

THE PRICE FUND I, L.P.
(Registrant)

By:	Price Asset Management, Inc.
General Partner

By:	/s/Walter Thomas Price III
Walter Thomas Price III
Chairman, President and Director

EXHIBIT INDEX

E-1