Form 10-K
period 2006-12-31
PRICE FUND I LP
filed 2007-04-02
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(312) 264-4300

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Note: checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained if, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

State the aggregate market value of Limited Partnership Units held by non-affiliates of the registrant, as of December 31, 2006: $860,724. For purposes of this disclosure, units held by officers or principals of the General Partner have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Prospectus Supplement filed pursuant to SEC Rule 424(b)(3) on January 13, 2006

Prospectus Supplement filed pursuant to SEC Rule 424(b)(3) on April 13, 2006

Prospectus Supplement filed pursuant to SEC Rule 424(b)(3) on June 8, 2006

Prospectus Supplement filed pursuant to SEC Rule 424(b)(3) on June 29, 2006

Prospectus Supplement filed pursuant to SEC Rule 424(b)(3) on August 7, 2006

Prospectus Supplement filed pursuant to SEC Rule 424(b)(3) on September 13, 2006

Prospectus Supplement filed pursuant to SEC Rule 424(b)(3) on October 12, 2006

Prospectus Supplement filed pursuant to SEC Rule 424(b)(3) on November 13, 2006

Prospectus Supplement filed pursuant to SEC Rule 424(b)(3) on December 19, 2006

Total number of Pages: 33 plus exhibits

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

The General Partner has chosen one or more trading advisors that are responsible for making trading decisions on behalf of the Partnership and has allocated funds to these advisors. Consistent with its fiduciary duties to the limited partners, the General Partner may modify its allocation among the trading advisors or select new advisors at any time. Effective, January 1, 2007, the trading advisors to whom the Partnership anticipates making allocations are Abraham Trading Company, Ascendia Capital Management, LLC, Clarke Capital Management, Inc., Rohrs and Company, LLC, Smith Point Investments, Ltd. and NuWave Investment Corporation. Although the allocations effective at any particular time are subject to change, the Partnership has the following approximate investment composition as of the date of this document: 49% of its assets are allocated to Abraham Trading Company, 15% to Ascendia Capital Management LLC, 15% to Clarke Capital Management, Inc., 4% to Rohrs & Company LLC, 10% to Smith Point Investments, Ltd. and the balance is allocated to a control account which does not actively trade but holds its portion as interest bearing cash. There is no minimum period of time during which these advisors will necessarily trade for the Partnership.

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

ITEM 1A.	RISK FACTORS

TRADING AND PERFORMANCE RISKS

The Partnership’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which may affect the value of your investment in the Partnership. The following list of risk factors should not be considered a comprehensive list of all potential risks and uncertainties relating to the Partnership. You should also refer to the other information included in this Form 10-K, including the financial statements and related notes for the year ended December 31, 2006.

Significant risk factors include:

The partnership has approximately a three year operating history. This relatively short history prevents investors from, among other things, assessing the General Partner’s ability to select appropriate trading advisors and make profitable allocations.

The partnership’s trading will be speculative and volatile. The rapid fluctuations in the market prices of futures contracts, options on futures contracts and forward contracts make an investment in the partnership volatile. Market volatility is caused by changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. If a trading advisor incorrectly predicts the direction of prices, large losses may occur. It is anticipated that the partnership will experience volatility in its performance on both a monthly and an annual basis. The partnership may suffer sudden and substantial losses from time to time and the daily value of the units will be variable and uncertain. The net asset value may change materially between the date on which you subscribe for units and the date the units are issued or the date you request redemption and the month-end redemption date.

Futures contracts are leveraged instruments. The trading advisors for the partnership may use substantial leverage when trading, which could result in immediate and substantial losses. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit. Because the partnership cannot control the amount of leverage employed by an advisor, such leverage could in theory extend to 100% of the assets allocated to a particular advisor.

Options on futures trading can be more volatile than futures trading. The trading advisors may trade options on futures contracts. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to accurately assess near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can often be of greater significance in trading options on futures than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.

Market illiquidity may cause less favorable trade prices. Although a trading advisor for the partnership generally will purchase and sell actively traded contracts where last trade price information and quoted prices are readily available, the prices at which a purchase or sale occur may differ from the prices expected. This situation may occur if there is a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. In addition, most United States futures exchanges have established “daily price fluctuation limits” which with certain exceptions preclude the execution of trades at prices outside of the limit. In addition, from time to time, the CFTC or the exchanges may suspend trading in the event of apparent market disruption. In these cases, it is possible that the partnership could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

Trading on foreign exchanges may present greater risks to the partnership than trading on United States exchanges. The partnership’s trading advisors will trade on exchanges located outside the United States. Trading on United States exchanges is subject to CFTC regulation and oversight, including for example:

•	minimum capital requirements for commodity brokers;

•	regulation of trading practices on the exchanges;

•	prohibitions against trading ahead of customer orders;

•	prohibitions against filling orders off exchanges;

•	prescribed risk disclosure statements;

•	testing and licensing of industry sales personnel and other industry professionals; and

•	record-keeping requirements.

Trading on foreign exchanges is not regulated by the CFTC or any other United States governmental agency. Trading on foreign exchanges may be subject to regulations that are different from those to which United States exchange trading is subject, provide less protection to investors than trading on United States exchanges and may be less vigorously enforced than regulations in the United States.

Positions on foreign exchanges are potentially subject to the risk of exchange controls, expropriation, excessive taxation and government disruptions. The partnership could also incur losses when determining the value of its foreign positions in U.S. dollars because of fluctuations in exchange rates.

The unregulated nature of the forward markets creates counterparty risks that do not exist in futures trading on exchanges. Unlike futures contracts, forward contracts are entered into between private parties off an exchange and are not regulated by the CFTC or by any other United States governmental agency. Because forward contracts are not traded on an exchange, no exchange or clearinghouse guarantees their performance, and the partnership is at risk as to the ability of the counterparty to the trade to perform on the forward contract. Because trading in the forward markets is not regulated, there may be less regulatory supervision of trade pricing and other trading activities in such markets. Pricing of forward contracts is also done through negotiation with the counterparty and is not standardized on a regulated exchange. It is possible that the clearing broker for the partnership may function as counterparty in such transactions.

The partnership is subject to speculative position limits. The CFTC and certain United States futures exchanges have established speculative position limits on the maximum number of futures and options on futures positions that may be held or controlled by any one person or group in particular commodities. Therefore, a trading advisor may have to reduce the size of its futures positions (including those of the partnership) to avoid exceeding position limits, which could adversely affect the profitability of the partnership.

The partnership could lose assets and have its trading disrupted if a commodity broker or others become bankrupt. The partnership’s assets could be lost or impounded and trading suspended if a commodity broker, an exchange or a clearinghouse becomes insolvent or involved in lengthy bankruptcy proceedings. In that event, the partnership may be limited to recovering only its pro rata share of all available customer funds segregated by the clearing broker or counterparty.

Furthermore, dealers in forward contracts and related options on futures are not regulated by the Commodity Exchange Act and are not obligated to segregate customer funds. As a result, the partnership does not have this protection in forward contracts.

PARTNERSHIP AND OFFERING RISKS

The partnership incurs substantial charges. The partnership must pay substantial charges and must earn significant trading profits just to pay those expenses. During the period in which units are being sold, these charges include selling commissions and other offering expenses. To break even in the first year, the partnership would need to earn an estimated return on assets of 4.14%. Assuming the partnership breaks even in the first year, the partnership would need to earn an estimated 1.50% return on assets each subsequent year to break even.

The partnership may pay incentive fees even though the partnership sustains trading losses. The partnership will pay an incentive fee at the end of each quarter based on new trading profits (excluding interest income) earned on partnership net assets allocated to each trading advisor to which assets are allocated. You should understand that a trading advisor may receive an incentive fee even though the partnership as a whole is not profitable.

New trading profits include unrealized appreciation on open positions. Accordingly, it is possible that the partnership will pay an incentive fee on trading profits that are not subsequently realized. Also, each trading advisor will retain all incentive fees paid to it, even if the assets of the partnership managed by the trading advisor incur a subsequent loss after payment of an incentive fee. Because incentive fees are paid quarterly, it is possible that an incentive fee may be paid on assets allocated to a trading advisor during a year in which the assets allocated to the trading advisor subsequently suffers a loss for the year. Because each trading advisor for the partnership will receive an incentive fee based on the new trading profits earned by it for the partnership, the trading advisor may have an incentive to make investments that are riskier than would be the case in the absence of this incentive fee.

An investment in the units offers limited investment liquidity. There is no secondary market for units, and if you redeem your units before you have been an investor in the partnership for six months, you must pay a redemption charge equal to 3% of the net asset value of the units being redeemed. If you redeem after six months but before the end of nine months, you will be charged a redemption fee of 2%. Your right to receive payment on a redemption is not absolute and is dependent upon the partnership having sufficient assets to pay its liabilities on the redemption date. It is also dependent on the general partner receiving your request for redemption at least ten business days before the redemption date; otherwise the redemption will be delayed by 30 days. Redemptions will be paid at the net asset value of each unit redeemed, which amount may be less than the initial price paid by investors. The partnership’s general partner holds back a nominal amount at the time of certain redemptions, i.e., most redemptions which are not made at the close of a fiscal year, in order to ensure that regular expenses attributable to the withdrawn units will be funded. The amount held back by the partnership’s general partner is equal to the greater of 2% of the net asset value per unit as of the close of business on the withdrawal date, or $100. The held-back amount is intended to cover accrued, but unpaid management fees and other expenses payable by the partnership and chargeable against net assets as of that date. Within 45 days of redemption the account of the limited partner who effected the withdrawal will be adjusted to reflect his allocated share of management fees and expenses, which shall be charged against the amount held back. After such charge, any positive balance remaining from the held-back amount will be promptly paid to the withdrawn limited partner, in the same manner as the balance of the withdrawal.

An investment in units may not diversify an overall portfolio. The general partner cannot assure you that the partnership will perform with a significant degree of non-correlation to your other investments in the future.

TRADING ADVISOR RISKS

The partnership relies on the trading advisors. The trading advisors engaged by the partnership are responsible for making all trading decisions for the partnership. Cash is the only partnership investment directed by the general partner. The general partner cannot assure you that the trading programs employed by any trading advisor will achieve any given level of performance or will not incur losses. In the event any trading advisor, to whom an allocation has been made, resigns or is replaced, assets allocated to a substitute manager will be subject to fees without adjustment for losses suffered by the previous manager, if any.

Market factors may adversely influence the trading programs. Often, the most unprofitable market conditions for the partnership are those in which prices “whipsaw,” i.e., suddenly and frequently reverse directions. In these conditions, a trading advisor may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends when in fact no trends sufficient to generate profits develop.

To the extent that the general partner selects advisors that employ trend-following techniques, the partnership may not trade profitably unless there are major price trends in at least some of the markets it trades. Moreover, the price trends must be a type the systems are designed to identify. In the past there have been sustained periods without such price trends, and the general partner expects such periods to recur.

Increasing the assets managed by a trading advisor may adversely affect performance. The rates of return achieved by a trading advisor may diminish as the assets under its management increase. This can occur for many reasons, including the inability of the trading advisor to execute larger position sizes at desired prices and because of the need to adjust the advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and certain U.S. futures exchanges on the number of speculative futures and option contracts in a commodity that one trader may own or control. You should know that none of the partnership’s trading advisors has agreed to limit the amount of additional assets that it will manage.

Limited partners will not be aware of changes to trading programs. Because of the proprietary nature of each trading advisor’s trading programs, limited partners generally will not be advised if adjustments are made to a trading advisor’s trading program to accommodate additional assets under management or for any other reason.

Limited term of management agreements may limit access to the trading advisors. When a management agreement with a trading advisor expires, the general partner may not be able to enter into arrangements with that trading advisor or another trading advisor on terms substantially similar to the management agreement described in this prospectus. Currently, each trading advisor agreement has a one-year term, which renews annually unless earlier terminated by the general partner or the trading advisor.

The trading programs are primarily technical and do not analyze economic factors external to market price. The trading advisors’ systematic strategies are developed on the basis of a technical analysis of market prices. Consequently, any factor external to the market itself that dominates prices may cause major losses. For example, a pending political or economic event may very likely cause a major price movement, but the Trading Advisors would continue to maintain positions indicated by its trading methods that would incur major losses if the event proved to be adverse.

The trading advisors’ systematic strategies retain certain discretionary aspects. Decisions, for example, to adjust the size of the positions indicated by the systematic strategies, which contracts to trade and method of order entry require judgmental input from the trading advisors’ principals. Discretionary decision-making may result in the trading advisors making unprofitable trades when a more wholly systematic approach would not have done so.

Trading of Commodity Options Involves Certain Risks. Options on certain futures contracts and options on certain physical commodities have been approved by the CFTC for trading on United States exchanges. Each such option is a right, purchased for a certain price to either buy or sell the underlying futures contract or physical commodity during a certain period of time for a fixed price. The trading advisors may engage in the trading of options for the partnership.

Although successful options trading requires many of the same skills as does successful futures trading, the risks involved are somewhat different. For example, if a trading advisor, on behalf of the partnership, buys an option (either to sell or buy a futures contract or commodity), the partnership will be required to pay a “premium” representing the market value of the option. Unless the price of the futures contract or commodity underlying the option changes and it becomes profitable to exercise or offset the option before it expires, the partnership may lose the entire amount of the premium. Conversely, if a trading advisor, on behalf of the partnership, sells an option (either to sell or buy a futures contract or commodity), the partnership will be credited with the premium but will have to deposit margin with the clearing broker due to the partnership’s contingent liability to deliver or accept the futures contract or commodity underlying the option in the event the option is exercised. Traders who sell options are subject to the entire loss which occurs in the underlying futures contract or commodity (less any premium received). The ability to trade in or exercise options may be restricted in the event that trading in the underlying futures contract or commodity becomes restricted.

Lack of market liquidity could adversely affect the partnership’s ability to realize profits or limit losses. In illiquid markets, the partnership could be unable to close out positions to limit losses or to take positions in order to follow trends. There are many different factors that can contribute to market illiquidity.

Unexpected market illiquidity has caused major losses for some traders in recent years in such market sectors as emerging markets and mortgage-backed securities. There can be no assurance that the same will not happen in the markets traded by the partnership. In addition, the large size of the positions the partnership may take increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

Speculative position limits may alter trading decisions for the partnership. The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Exchanges also have established such limits. All accounts controlled by a trading advisor, including the account of the partnership, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, such limits could cause a modification of trading decisions for the partnership or force liquidation of certain futures positions.

Trading on foreign exchanges may present different and greater risk than trading on U.S. exchanges. The partnership will trade on commodity exchanges outside the United States. Trading on foreign exchanges is not regulated by any United States governmental agency and may involve certain risks that do not arise when trading on United States exchanges. For example, the partnership could suffer losses on its non-U.S. positions because of changes in the exchange rates between the United States Dollar and the currencies in which those positions are settled. Trading on foreign exchanges also presents the additional risks of exchange controls, government confiscation of assets, taxation, government disruptions and limited rights in the event of the bankruptcy or insolvency of a foreign broker or exchange.

The general partner anticipates the partnership’s performance to be non-correlated to stocks and bonds, not negatively correlated. The performance of the trading advisors has been generally non-correlated to the performance of the stock and bond markets, as represented by the S&P 500 Stock Index and the Lehman Aggregate Bond Index. Non-correlation means that there is no statistically valid relationship between two asset classes and should not be confused with negative correlation, where the performance of two asset classes would be opposite. Because of this non-correlation, you should not expect the partnership to be automatically profitable during unfavorable periods for the stock and/or bond markets, or vice versa.

If the partnership does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the units and the partnership may have no gains to offset your losses from other investments.

A trading advisor’s increased equity under management could lead to lower returns for investors. The trading advisors have not agreed to limit the amount of money they may manage and are actively seeking additional accounts. The more money a trading advisor manages, the more difficult it may become for the partnership to trade profitably because of the difficulty of trading larger positions without negatively affecting prices and performance.

Increased competition among trend-following traders could reduce the partnership’s profitability. A substantial number of commodity trading advisors use technical trading systems, particularly trend-following systems, like the trading advisors’ systems. As the amount of money under the management of such systems increases, competition for execution prices may result in an increase in the difference between the price at which a market is quoted and the price at which an order is actually executed, or slippage. This might adversely affect a trading advisor’s performance.

Partnership trading is not transparent. While a managed account receives daily trade confirmations from the clearing brokers and foreign exchange dealers, the partnership’s trading results are reported to unit-holders monthly. Accordingly, an investment in the partnership does not offer unit-holders the same transparency, i.e., the ability to review all investment positions daily, that a managed trading account offers.

Independent allocations to each advisor. The trading decisions made by each trading advisor will be made independently of those made by the other trading advisors and could result in two or more of the trading advisors competing against each other for similar positions or by taking opposite simultaneous positions.

TAXATION RISKS

The IRS could audit both the partnership and individual unit-holders. The IRS could audit the partnership’s tax returns and require the partnership to adjust such returns. If an audit results in an adjustment, you could be audited and required to pay additional taxes, plus interest and possibly penalties.

Limitations on the deductibility of “investment advisory fees.” The general partner does not intend to treat the ordinary expenses of the Partnership as “investment advisory fees” for federal income tax purposes. The general partner believes that this is the position adopted by virtually all United States futures fund sponsors. However, were the ordinary expenses of the partnership characterized as “investment advisory fees,” they would be subject to substantial restrictions on deductibility, and you would pay increased taxes in respect of your investment in the partnership and could actually recognize taxable income despite having incurred a financial loss.

Even though the partnership does not intend to make distributions, you will be liable for taxes on your share of the partnership’s trading profits and other income. For United States federal income tax purposes, if the partnership has taxable income for a year, that income will be taxable to you in accordance with your allocable share of income from the partnership, whether or not any amounts have been distributed to you. The general partner presently does not intend to make distributions from the partnership. Accordingly, it is anticipated that you will incur tax liabilities as a result of being allocated taxable income from the partnership even though you will not receive current cash distributions with which to pay the taxes.

The partnership could be reclassified as a corporation for federal income tax purposes. If at least 90% of the partnership’s gross income is not “qualifying income” such as interest, dividends, gains from disposition of stock and securities, or gains from commodities transactions, the partnership may be treated as a corporation for federal income tax purposes. If the partnership were treated as a corporation, the partnership, instead of the partners, would be subject to tax on its income at the applicable corporate rates and any partnership losses would not “flow-through” to the partners. Furthermore, any distributions by the partnership to the partners, other than liquidating distributions, would generally be taxed to the partners as ordinary income and the partnership would not be entitled to a deduction for the distribution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Partnership does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts and cash.

ITEM 3.	LEGAL PROCEEDINGS

The General Partner is unaware of any material legal proceedings to which the Partnership is a party or to which any of its assets are subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during fiscal year 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS

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

	2006		2005		2004
	High	Low	High	Low	High	Low
January - March	$971.03	$920.28	$981.95	$951.62	$1,000.00	$939.80
April - June	997.60	955.79	1,027.01	951.08	1,021.03	990.86
July - September	928.62	882.56	1,030.10	1,016.52	984.52	968.72
October - December	874.70	859.72	1,013.17	996.35	1,002.31	963.20

ITEM 6.	SELECTED FINANCIAL DATA

	2006	2005	2004
Net revenue	$44,823	$195,541	$121,195
Total expenses	$267,524	$225,954	$139,235

Net (loss)	$(222,701)	$(30,413)	$(18,040)

Net (loss) per unit	$(133.89)	$(10.92)	$(18.05)
Net asset value per unit	$837.14	$971.03	$981.95
Total units outstanding as of December 31	1,592	1,549	1,582

Total assets as of December 31	$1,550,303	$1,935,898	$1,655,916
Total obligations as of December 31	$217,364	$431,681	$102,971

Units in the Partnership are being are being offered on a continuous basis at closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of units during the fourth quarter 2006 were as follows:

	October	November	December
Units sold	-0-	40.405	-0-
Net asset value per unit	$873.66	$859.72	$874.70

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through December 31, 2006, subscriptions totaling $2,606,023 had been accepted and redemptions over the same period totaled $1,002,451.

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

For the quarter ended March 31, 2006, the Partnership lost 1.57%.

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

For June, the Partnership lost 6.21%.

For the quarter ended June 30, 2006, the Partnership lost 2.84%

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

For September, the Partnership lost 3.43%.

For the quarter ended September 30, 2006, the Partnership lost 5.92%.

Partnership Results for October 2006:

The month of October added slightly to the losses already experienced in the previous nine months of the 2006. Gains in stock indices and energy sectors mitigated the reduced the potential losses the fund could have experienced from interest rate fluctuations.

For October, the Partnership lost 1.59%.

Partnership Results for November 2006:

The month of November proved to be a positive month for the Fund as gains attributable to strong global equity markets and a declining dollar precluded overall net losses from the energy and interest rate sectors.

For November, the Partnership gained 1.74%

Partnership Results for December 2006:

The month of December, investors saw continued interest rate increases contributing to more losses on the short interest rate positions. Currencies and agricultural contracts further contributed to the monthly decline even though contracts, such as Orange Juice, hit all time market highs.

For December, the Partnership lost 4.31%.

For the quarter ended December 31, 2006, the Partnership lost 4.20%. For the year ended December 31, 2006, the Partnership lost 13.80%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

Past Results Not Necessarily Indicative of Future Performance

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

Market movements can produce frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

The Partnership may rapidly acquire and liquidate both long and short positions in a wide range of different markets through the allocations it makes to trading advisors. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Partnership's market sensitive instruments.

QUANTIFYING THE PARTNERSHIP'S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

The Partnership's risk exposure in the various market sectors traded by the Partnership is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).

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

In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Partnership in expressing Value at Risk in a functional currency other than Dollars.

In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been taken into account.

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2006.

Market Sector	Value at Risk	Percent of Partners’ Capital
Agricultural	$40,560	3.04%
Currencies	$43,290	3.25%
Energy	$34,250	2.57%
Financials	$67,227	5.04%
Indexes	$102,047	7.66%
Metals	$15,104	1.13%

TOTAL:	$302,478	22.69%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2005.

Market Sector	Value at Risk	Percent of Partners’ Capital
Agricultural	$3,550	1.46%
Currencies	$22,000	0.24%
Energy	$8,375	0.56%
Financials	$12,811	0.85%
Metals	$4,250	0.28%

TOTAL:	$50,986	3.39%

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Partnership may typically be many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions could create a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The Value at Risk tables — as well as the past performance of the Partnership — give no indication of this "risk of ruin."

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Price Asset Management for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

The Partnership is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Partnership generally will use a small percentage of assets as margin, the Partnership does not believe that any increase in margin requirements, as proposed, will have a material effect on the Partnership's operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

The means by which the Partnership attempts to manage the risk of the Partnership's open positions is essentially the same in all market categories traded. Price Asset Management applies risk management policies to trading which generally are designed to limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Price Asset Management follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points for each of the Partnership’s trading advisors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of The Price Fund I, L.P. are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of

The Price Fund I, L.P.

We have audited the accompanying statement of financial condition of The Price Fund I, L.P. (the “Partnership”) including the condensed schedule of investments, as of December 31, 2006 and the related statements of operations, changes in partners’ capital and financial highlights for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Price Fund I, L.P. as of December 31, 2006, and the results of its operations, changes in partners’ capital and financial highlights for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of

The Price Fund I, L.P.

We have audited the accompanying statement of financial condition of The Price Fund I, L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2005, and the related statement of operations, changes in partners’ capital and financial highlights for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Price Fund I, L.P. as of December 31, 2005, and the results of its operations, changes in partners’ capital and financial highlights for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois

March 6, 2006

The Price Fund I, L.P.

Statements of Financial Condition as of December 31, 2006 and December 31, 2005

	12/31/2006	12/31/2005
ASSETS
Cash and cash equivalents	$71,908	$12,961
Cash at broker	353,186	410,859
Investment in short-term instruments	1,046,441	1,494,091
Net unrealized trading gains on open futures contracts	55,545	9,001
Interest receivable	19,869	—
Accounts receivable – General Partner	3,354	8,986

Total Assets	$1,550,303	$1,935,898

LIABILITIES
Management and incentive fees payable	$10,986	$5,286
Administrative fees payable	92,786	81,947
Due to General Partner	3,447	—
Subscriptions received in advance	—	20,000
Other	2,776	761
Redemptions payable	107,369	323,687

Total Liabilities	217,364	431,681

PARTNERS’ CAPITAL
Partners' capital (50,000 units authorized)
Limited partners (1,085 and 1,251 units outstanding)	908,440	1,214,366
General Partner (507 and 298 units outstanding)	424,499	289,851

Total Partners’ Capital	1,332,939	1,504,217

Total Liabilities and Partners’ Capital	$1,550,303	$1,935,898

See accompanying notes to financial statements.

The Price Fund I, L.P.

Condensed Schedule of Investments as of December 31, 2006

		Market Value	Percent of Partners’ Capital
Investment in short-term instruments:

US Government obligations (total cost—$98,352)
US Treasury Notes, at 3.750%, due 3/31/2007 principal amount $99,000		$98,675	7.40%

Government Sponsored Enterprises (total cost—$946,972)
Federal Home Loan Bank Notes, at 5.400%, due 1/29/2007 principal amount $500,000		$500,000	37.51%
US Federal Home Loan Bank Notes, at 4.625% due 7/18/2007 principal amount $250,000		249,140	18.69%
US Federal Home Mortgage Debts, at 4.250% due 9/15/2007 principal amount $200,000		198,626	14.90%

		947,766	71.10%

Total investment in short-term instruments		$1,046,441	78.50%

Open Futures Contracts

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (51.94% US based)
Agricultural	39	$20,397	1.53%
Currencies	29	30,032	2.25%
Energy	11	20,707	1.55%
Financials	48	22,612	1.70%
Indexes	17	27,302	2.05%
Metals	3	16,223	1.22%

	147	$137,273	10.30%

Unrealized losses (67.60% US based)
Agricultural	22	$20,633	1.55%
Currencies	16	7,554	0.57%
Energy	4	9,610	0.72%
Financials	14	15,293	1.15%
Indexes	7	20,198	1.52%
Metals	2	8,440	0.63%

	65	$81,728	6.14%

Net unrealized trading gains on open futures contracts		$55,545	4.16%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Condensed Schedule of Investments as of December 31, 2005

		Market Value	Percent of Partners’ Capital
Investment in short-term instruments:
US Government obligations (total cost—$1,481,130)

US Treasury Bills, due 1/19/06, Principal amount $500,000		$499,013	33.17%
US Treasury Bills, due 2/16/06, Principal amount $1,000,000		$995,078	66.15%

		$1,494,091	99.32%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (100.00% US based)
Agricultural	3	$2,700	0.18%
Currencies	13	2,069	0.14%
Energy	1	63	0.00%
Financials	18	6,344	0.42%
Metals	2	4,280	0.28%

	37	$15,456	1.02%

Unrealized losses (66.66% US based)
Agricultural	1	$250	0.02%
Currencies	1	1,288	0.09%
Energy	1	2,140	0.14%
Metals	4	2,777	0.18%

	7	$6,455	0.43%

Net unrealized trading gains on open futures contracts		$9,001	0.59%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Operations for the Years Ended December 31, 2006, December 31, 2005 and December 31, 2004

	Year ended 12/31/06	Year ended 12/31/05	Year ended 12/31/04
Trading income
Net trading gains—commodities
Realized	$(40,861)	$161,838	$136,586
Change in unrealized	46,544	7,991	1,010
Net trading gains—securities
Change in unrealized	1,117	—	—
Foreign exchange gains (losses)	2,170	(10,599)	4,119
Brokerage commissions	(31,893)	(16,069)	(31,685)

Net trading income (loss)	(22,923)	143,161	110,030

Investment income
Interest	67,746	52,380	11,165

Expenses
Management fees—General Partner	15,252	17,934	14,388
Management fees—Trading Advisors	17,406	22,577	19,912
Incentive fees—Trading Advisors	20,671	36,420	37,125
Trailing commissions	23,475	40,663
Professional fees	187,120	122,860	54,060
Bank fees and other expenses	3,600	1,500	13,750

Total expenses before reimbursement of expenses	267,524	241,954	139,235
Less: Reimbursement of Expenses		(16,000)

Net expenses	267,524	225,954	139,235

Net investment loss	(199,778)	(173,574)	(128,070)

Net loss	$(222,701)	$(30,413)	$(18,040)

Net asset value per unit outstanding	$837.14	$971.03	$981.95

Net loss per unit outstanding	$(133.89)	$(10.92)	$(18.05)

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Years Ended December 31, 2006, December 31, 2005 and December 31, 2004

	Year ended 12/31/06	Year ended 12/31/05	Year ended 12/31/04
Partners' Capital at beginning of period	$1,504,217	$1,552,945	$521

Contributions	355,079	646,891	1,595,172

Net loss	(222,701)	(30,413)	(18,040)

Withdrawals	(303,656)	(665,206)	(24,708)

Partners' Capital at end of period	$1,332,939	$1,504,217	$1,552,945

See accompanying notes to financial statements.

The Price Fund I, L.P.

Financial Highlights for the Years Ended December 31, 2006, December 31, 2005, and December 31, 2004

Per Unit Performance

	Year ended 12/31/2006	Year ended 12/31/2005	Year Ended 12/31/2004
Net asset value per unit at beginning of period	$971.03	$981.95	$1,000.00
Income
Trading Gains and Losses (*)	(13.96)	88.17	77.31
Investment Income
Interest	41.25	29.91	8.31

Expenses	(161.18)	(129.00)	(103.67)

Net investment loss	(119.93)	(99.09)	(95.36)

Net loss per Unit	(133.89)	(10.92)	(18.05)

Net Asset Value per unit at end of period	$837.14	$971.03	$981.95

	Year ended 12/31/2006	Year ended 12/31/2005	Year ended 12/31/2004
Ratio of Net Investment Loss to Average Partners’ Capital	(13.24)%	(9.98)%	(9.10)%

Ratio of Expenses to Average Partners' Capital	17.73%	12.99%	9.89%

Total Return	(13.80)%	(1.12)%	(1.80)%

The above ratios have been calculated for the Partnership taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner's capital account, which may vary from these ratios based on the timing of capital transactions.

(*)	Trading gains and losses is net trading income (loss) less net expenses.

See accompanying notes to financial statements.

The Price Fund I, L.P.

Notes to the Financial Statements

Note 1 Nature of Operations and Significant Accounting Policies

Nature of Operations—The Price Fund I, L.P. (a Delaware limited partnership) (the "Partnership") was organized on October 5, 2000 to engage in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures and forward contracts. The Partnership commenced trading activities on January 12, 2004.

Price Asset Management, Inc., the general partner of the Partnership (the "General Partner"), is registered as a commodity pool operator and commodity trading advisor. The Price Futures Group, Inc., an entity affiliated through common ownership, acts as the introducing broker for the Partnership, whereby certain of the Partnership's accounts are introduced to the Partnership's clearing broker. Man Financial Inc. serves as the clearing broker.

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

The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Net Assets—The valuation of net assets includes unrealized gains and losses on open commodity futures and forward contracts owned by the Partnership, if any, at the end of the reporting period. The unrealized gain and loss on these contracts has been calculated based on closing prices on the last business day of each month. Foreign currency is translated into U.S. dollars at the exchange rate prevailing on the last business day of each month. Gains and losses from translation to U.S. dollars are included in trading income on the statement of operations. Net asset value is determined by subtracting liabilities from assets, which also equals Partners’ capital.

Revenue Recognition—Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statements of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of the commodity futures contracts is based upon the most recent available settlement prices on the appropriate commodity exchanges. Changes in unrealized gains or losses represent the total increases or decreases in unrealized gains or increases or decreases in unrealized losses on open positions during the period. Short-term instruments include US Government obligations and Government Sponsored Enterprises which are carried at market value.

Interest Income Recognition—The Partnership records interest income in the period it is earned.

Income Taxes—The Partnership is not subject to federal income taxes because its income and losses are includable in the tax returns of its partners.

Note 2 The Limited Partnership Agreement and Related-Party Activities

The General Partner is responsible for management of the Partnership.

The Price Fund I, L.P.

Notes to the Financial Statements

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

The Partnership pays management and other fees as specified in the Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership pays the General Partner a monthly management fee based on the Partnership’s total assets, based on a 1 percent annual rate. The General Partner may choose one or more trading advisors that are responsible for making all trading decisions on behalf of the Partnership (Note 3).

The General Partner received a portion of the incentive fee assessed by certain advisors. However, this fee was payable by the advisors to the General Partner and was not an obligation of or payable by the Partnership. Effective January 1, 2006, the General Partner no longer received these incentive fees. Incentive fees paid by the advisors to the General Partner for the year ended December 31, 2005, and 2004 amounted to $2,355, and $3,801 respectively.

The Partnership has advanced amounts to the General Partner for sales fees due relating to units sold. The balance owed to the Partnership as of December 31, 2006 and 2005 amounted to $3,354 and $8,986, respectively.

The General Partner has paid for certain expenses on behalf of the Partnership. The balance owed by the Partnership to the General Partner for these expenses amounted to $3,447 as of December 31, 2006.

The Price Futures Group, Inc., as Introducing Broker

The clearing broker pays Price Futures Group a portion of the brokerage fee paid by the Partnership for clearing transactions.

In addition, the Partnership paid Price Futures Group 1 percent of the purchase price of each limited partnership unit sold for syndication costs incurred by Price Futures Group. Effective April 1, 2006, this amount was changed to 0.75 percent. These syndication costs, which are related to the issuance of limited partnership units, are charged to partners’ capital upon the issuance of such units and are not an expense of the Partnership.

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership, through the General Partner, pays Uhlmann Price Securities a commission of 3.5 percent (which includes a re-allowance of up to 3% to other broker dealers) of the purchase price of each unit sold. These commissions are charged to partners’ capital upon the issuance of such units. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or selling agents beginning twelve months after that unit has been outstanding. The trailing commission is equal to 3 percent of the net asset value of a unit. Effective January 1, 2006, the trailing commission for each unit sold was reduced to 2 percent of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of December 31, 2006, 1,309 units qualified for the trailing commissions. As of December 31, 2005, 1,241 units qualified for the trailing commissions.

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

A summary of fees incurred by the Partnership included:

	Year ended 12/31/2006	Year ended 12/31/2005	Year ended 12/31/2004
Management fees – General Partner	$15,252	$17,934	$14,388
Management fees – Trading Advisors	17,406	22,577	19,912
Incentive fees – Trading Advisors	20,671	36,420	37,125
Selling commissions – Uhlmann Price Securities	9,447	15,234	43,757
Trailing commissions – Uhlmann Price Securities	23,257	40,633	—

Note 3 Commodity Trading Advisors

The Partnership has entered into advisory contracts with Abraham Trading Co., Ascendia Capital Management, LLC, Clarke Capital Management, Inc., Rohrs and Company, LLC, Marathon Capital Growth Partners, LLC, Smith Point Investments, Ltd. and NuWave Investment Corporation to act as the Partnership’s commodity trading advisors (the “Advisors”). The Advisors are paid a quarterly management fee up to 2 percent per annum (based on assets managed) and quarterly incentive fees of up to 20% of new trading profits, as defined (through December 31, 2005).

Effective January 1, 2006, the quarterly incentive fees earned by the trading advisors may be up to 30 percent of new trading profits dependent upon the agreement with each trading advisor.

Note 4 Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Partnership on January 1, 2008. Management has not evaluated SFAS 157 and its potential effect on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for the Partnership for the year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on the Partnership’s financial statements.

On July 13, 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are

The Price Fund I, L.P.

Notes to the Financial Statements

“more-likely-than-not” off being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for the Partnership on January 1, 2007 and is to be applied to all open tax years as of the effective date. Management does not believe the guidance provided by FIN 48 will have a material effect on its financial statements.

Note 5 Financial Instruments with Off-Balance-Sheet Risk

The Partnership’s trading involves activities that have market and/or credit risk.

Market Risk—Market risk arises primarily from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional value of futures contracts purchased and unlimited on such contracts sold short. As both a buyer and seller of options on futures, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable market variations underlying the option. The risk of loss for purchased options on futures is limited to the premiums paid; written or sold options on futures expose the Partnership to potentially unlimited liability. Cash at the clearing broker is available to satisfy margin requirements.

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

Price Asset Management, Inc., the General Partner for The Price Partnership I, L.P. (the “Partnership”) has engaged McGladrey & Pullen, LLP as the independent registered public accounting firm for the Partnership effective December 31, 2006. The auditor of the Partnership for 2005 and 2004 was Altschuler, Melvoin and Glasser LLP. The General Partner was notified that a majority of the partners of Altschuler, Melvoin and Glasser LLP (AM&G) had become partners of McGladrey & Pullen, LLP and, as a consequence, that AM&G has resigned and would no longer be the auditor for the Partnership. McGladrey & Pullen, LLP was appointed as the Partnership’s new auditor.

The reports of AM&G on the 2005 and 2004 financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. There have been no disagreements with AM&G on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AM&G, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements of the Partnerships.

During the period through December 31, 2006, the Partnership has not consulted with McGladrey & Pullen, LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, and neither a written report nor oral advice was provided to the Partnership to be considered in reaching a decision as to an accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, or a reportable event with the Partnership’s former auditors, AM&G.

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

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed on a Form 8-K during the quarter ended December 31, 2006.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Price Asset Management, Inc., general partner and commodity pool operator of the Partnership, are as follows:

Name	Age	Title
Walter Thomas Price III	65	Chairman, President and Director
Allen D. Goodman	37	Chief Financial Officer
Scott R. Baldwin	49	Executive Vice President and Director

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

ITEM 11.	EXECUTIVE COMPENSATION

See the notes to the financial statements incorporated above for a description of management fees paid to the General Partner.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Walter T. Price	24.375 Units in direct ownership investment; 507.186 Units beneficially owned through Price Asset Management, Inc.	33.38%

Limited Partnership Units	Scott R. Baldwin	32.318 Units in direct ownership investment.	2.03%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in Item 7, Operating Expenses.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. McGladrey & Pullen, LLP (M&P), Altschuler, Melvoin and Glasser LLP (AM&G) and RSM McGladrey, Inc. (RSM) have billed and anticipate billing the Partnership for professional services rendered for each of the last two years ended December 31, 2006. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory filings and other services normally provided in connection with regulatory filings.

2005	$41,434
2006	$50,000

As we have previously discussed, a majority of the partners of Altschuler, Melvoin and Glasser LLP (AM&G) became partners of M&P. As a consequence, AM&G resigned as auditors of the Partnership effective January 12, 2007 and M&P were appointed as auditors of the Partnership for the year ended December 31, 2006. AM&G provided professional services to the Partnership through the date of its resignation. AM&G had a continuing relationship with RSM through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full-time employees, and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. AM&G managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination.

(2)	Audit-Related Fees. None. AM&G had a continuing relationship with RSM through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full-time employees and therefore, non of the professional services performed were provided by permanent full-time employees of AM&G. AM&G managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination.

(3)	Tax Fees. RSM provides tax compliance services which relate to the preparation of U.S. and applicable state income tax returns. Tax fees for 2006 are to be billed by RSM. Tax Fees for 2005 were billed by RSM.

2005	$8,000
2006	$8,000

(4)	All Other Fees. None. See Item 14.(2) above.

(5)	Not Applicable.

(6)	See Item 14.(2) above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents filed as a part of the report:

(1)	Financial Statements: See Index to Financial Statements under Item 8 of this report.

(2)	Financial statement schedules: No additional schedules are required.

(3)	and Item 15(b) Exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

(c)	Exhibits required to be filed by Regulation S-X: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 2, 2007.

THE PRICE FUND I, L.P.
(Registrant)

By:	Price Asset Management, Inc.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Chairman, President and Director

EXHIBIT INDEX