Form 10-Q
period 2007-03-31
PRICE FUND I LP
filed 2007-05-15
CIK 1162725

OMB Approval
OMB Number: Expires Estimated average burden hours per response	3235-0070 January 31, 2008 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐    Yes   ☒    No

Section 1296(03-07) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

2

The Price Fund I, L.P.

Statements of Financial Condition as of March 31, 2007 (unaudited) and December 31, 2006

	3/31/2007	12/31/2006
	(unaudited)
ASSETS

Cash and cash equivalents	$15,960	$71,908
Cash at broker	227,243	353,186
Investment in short-term instruments	901,048	1,046,441
Net unrealized trading gains on open futures contracts	50,545	55,545
Interest receivable	5,901	19,869
Accounts receivable – General Partner	2,173	3,354

Total Assets	$1,202,870	$1,550,303

LIABILITIES

Management and incentive fees payable	$15,534	$10,986
Professional and administrative fees payable	69,029	92,786
Redemptions payable	87,267	107,369
Due to General Partner	—	3,447
Other	2,760	2,776

Total Liabilities	174,590	217,364

PARTNERS’ CAPITAL

Partners’ capital (50,000 units authorized)
Limited partners (917 and 1,085 units outstanding)	662,016	908,440
General Partner (507 and 507 units outstanding)	366,264	424,499

Total Partners’ Capital	1,028,280	1,332,939

Total Liabilities and Partners’ Capital	$1,202,870	$1,550,303

See accompanying notes to financial statements.	3

The Price Fund I, L.P.

Schedule of Investments as of March 31, 2007 (unaudited)

		Value	Percent of Partner’s Capital
Investment in short-term instruments:

Government Sponsored Enterprise obligations (total cost—$900,131)
US Federal Home Loan Bank Notes, at 4.625% due 7/18/2007 principal amount $250,000		249,532	24.27%
US Federal Home Mortgage Debts, at 4.250% due 9/15/2007 principal amount $200,000		199,126	19.36%
US Federal Home Mortgage Debts, at 5.750% due 2/15/2008 principal amount $450,000		452,390	43.99%

Total investment in short-term instruments		$901,048	87.62%

Open Futures Contracts
	Number of Contracts	Value	Percent of Partners’ Capital
Unrealized gains (86.10% US based)
Agricultural	32	$34,841	3.39%
Currencies	18	26,238	2.55%
Energy	1	1,190	0.12%
Financials	29	8,448	0.82%
Indexes	2	3,364	0.33%

	82	$74,801	7.21%

Unrealized losses (98.67% US based)
Agricultural	25	$18,492	1.80%
Currencies	2	507	0.05%
Financials	14	3,637	0.35%
Metals	2	900	0.09%

Total	43	$23,536	2.29%

Net unrealized trading gains on open futures contracts		$50,545	4.92%

See accompanying notes to financial statements.	4

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2006

	Value	Percent of Partners’ Capital
Investment in short-term instruments:
US Government obligations (total cost - $98,352)
US Treasury Notes, at 3.750%, due 3/31/2007 principal amount $99,000	$98,675	7.40%

Government Sponsored Enterprise obligations (total cost—$946,972)
US Federal Home Loan Bank Notes, at 5.400%, due 1/29/2007 principal amount $500,000	$500,000	37.51%
US Federal Home Loan Bank Notes, at 4.625% due 7/18/2007 principal amount $250,000	249,140	18.69%
US Federal Home Mortgage Debts, at 4.250% due 9/15/2007 principal amount $200,000	198,626	14.90%

	947,766	71.10%

Total investment in short-term instruments	$1,046,441	78.50%

Open Futures Contracts

	Number of Contracts	Value	Percent of Partners’ Capital
Unrealized gains (51.94% US based)
Agricultural	39	$20,397	1.53%
Currencies	29	30,032	2.25%
Energy	11	20,707	1.55%
Financials	48	22,612	1.70%
Indexes	17	27,302	2.05%
Metals	3	16,223	1.22%

	147	$137,273	10.30%

Unrealized losses (67.60% US based)
Agricultural	22	$20,633	1.55%
Currencies	16	7,554	0.57%
Energy	4	9,610	0.72%
Financials	14	15,293	1.15%
Indexes	7	20,198	1.52%
Metals	2	8,440	0.63%

Total	65	$81,728	6.14%

Net unrealized trading gains on open futures contracts		$55,545	4.16%

See accompanying notes to financial statements.	5

The Price Fund I, L.P.

Statements of Operations for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)

	3 months ended	3 months ended
	3/31/2007	3/31/2006
	(unaudited)	(unaudited)
Trading Income (Loss)
Net trading gains (losses)—commodities
Realized	$(124,713)	$(122,278)
Change in unrealized	(5,000)	155,294
Change in unrealized losses—securities	(200)	—
Brokerage commissions	(7,392)	(7,807)

Net trading income (loss)	(137,305)	25,209

Investment Income
Interest	16,672	17,534

Expenses:
Management fees – General Partner	3,169	5,588
Management fees – Trading Advisors	3,767	4,571
Incentive fees – Trading Advisors	1,259	13,863
Trailing commissions	4,875	7,546
Professional fees	44,316	30,270
Other expenses	—	900

Total expenses	57,386	62,738

Net investment loss	(40,714)	(45,204)

Net loss	$(178,019)	$(19,995)

Net asset value per unit outstanding	$722.15	$958.41

Net loss per unit outstanding	$(114.99)	$(12.62)

See accompanying notes to financial statements.	6

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)

	3 months ended 3/31/2007	3 months ended 3/31/2006
	(unaudited)	(unaudited)
Partners’ capital at beginning of period	$1,332,939	$1,504,217
Contributions	—	215,173
Net income (loss)	(178,019)	(19,995)
Withdrawals	(126,640)	(75,680)

Partners’ capital at end of period	$1,028,280	$1,623,715

Per unit data	3/31/2007	3/31/2006
Net asset value	$722.15	$958.41

Units outstanding	1,424	1,694

See accompanying notes to financial statements.	7

The Price Fund I, L.P.

Financial Highlights for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)

Per Unit Performance

	3 months ended 3/31/2007	3 months ended 3/31/2006
	(unaudited)	(unaudited)
Net asset value per unit at the beginning of the period	$837.14	$971.03
Income
Trading gains and losses	(88.31)	15.31
Investment Income
Interest	10.92	10.83

Expenses	(37.60)	(38.76)

Net investment loss	(26.68)	(27.93)

Net loss per Unit	(114.99)	(12.62)
Net Asset Value per unit at the end of the period	$722.15	$958.41

	3 months ended 3/31/2007	3 months ended 3/31/2006
Ratio of Net Investment Loss to Average Partners’ Capital	(13.49)%	(11.76)%

Ratio of Expenses to Average Partners’ Capital	19.01%	16.32%
Total Return	(13.74)%	(1.30)%

The above ratios have been calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions.

See accompanying notes to financial statements.	8

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

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Net Assets—The valuation of net assets includes unrealized gains and losses on open commodity futures and forward contracts owned by the Partnership, if any, at the end of the reporting period. The unrealized gains and losses on these contracts have been calculated based on closing prices on the last business day of each month. Foreign currency is translated into U.S. dollars at the exchange rate prevailing on the last business day of each month. Gains and losses from translation to U.S. dollars are included in trading income on the statement of operations as part of realized gains and losses. Net asset value is determined by subtracting liabilities from assets, which also equals Partners’ capital.

Revenue Recognition—Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statements of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The fair value of the commodity futures contracts is based upon the most recent available settlement prices on the appropriate commodity

The Price Fund I, L.P.

Notes to Financial Statements (unaudited)

exchanges. Changes in unrealized gains or losses represent the total increases or decreases in unrealized gains or increases or decreases in unrealized losses on open positions during the period. Short-term instruments include obligations of the US Government and government sponsored enterprises which are carried at fair value.

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

The Partnership pays management and other fees as specified in the Registration Statement and offering documents. A summary of such fees payable to related entities is as follows:

Price Asset Management, Inc., as General Partner

The Partnership pays the General Partner a monthly management fee based on the Partnership’s net assets, based on a 1 percent annual rate. The General Partner may choose one or more trading advisors that are responsible for making all trading decisions on behalf of the Partnership (Note 3).

The Partnership has advanced amounts on behalf of the General Partner for sales fees due relating to units sold. The balance owed to the Partnership as of March 31, 2007 and December 31, 2006 amounted to $2,173 and $3,354, respectively.

The Price Futures Group, Inc., as Introducing Broker

The clearing broker pays Price Futures Group a portion of the brokerage fee paid by the Partnership for clearing transactions.

In addition, the Partnership paid Price Futures Group 1 percent of the purchase price of each limited partnership unit sold for syndication costs incurred by Price Futures Group. Effective April 1, 2006, this amount was changed to 0.75%. These syndication costs, which are related to the issuance of limited partnership units, are charged to partners’ capital upon the issuance of such units and are not an expense of the Partnership.

The Price Fund I, L.P.

Notes to Financial Statements (unaudited)

The General Partner has paid for certain expenses on behalf of the Partnership. The balance owed by the Partnership as of March 31, 2007 and December 31, 2006 amounted to $0 and $3,447 respectively.

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership, through the General Partner, pays Uhlmann Price Securities a commission of 3.5 percent (which includes a re-allowance of up to 3 percent to other broker-dealers) of the purchase price of each unit sold. These commissions are charged to partners’ capital upon the issuance of such units. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or to selling agents beginning twelve months after that unit has been outstanding. The trailing commission is equal to 2 percent (which includes a re-allowance of up to 1.5 percent to other selling agents) of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of March 31, 2007 and 2006, 1,185 and 1,024 units, respectively, qualified for the trailing commissions.

The Partnership pays all of its direct legal, accounting, filing, reporting and data processing expenses, incentive fees, management fees, brokerage fees and extraordinary expenses, subject to overall limitations on fees described in the Partnership’s limited partnership agreement. The General Partner will bear any fees in excess of these limitations.

A summary of fees incurred by the Partnership included:

	3 months ended 3/31/2007	3 months ended 3/31/2006
Management fees – General Partner	3,169	5,588
Management fees – Trading Advisors	3,767	4,571
Incentive fees – Trading Advisors	1,259	13,863
Selling commissions – Uhlmann Price Securities	—	4,707
Trailing commissions – Uhlmann Price Securities	4,745	7,546

Note 3 Commodity Trading Advisors

The Partnership has entered into advisory contracts with Abraham Trading Co., Ascendia Capital Management, LLC, Clarke Capital Management, Inc., Rohrs and Company, LLC, Marathon Growth Partners, LLC, Smith Point Investments, Ltd. and NuWave Investment Corporation to as the Partnership’s commodity trading advisors (the “Advisors”). The Advisors are paid a quarterly management fee up to 2 percent per annum (based on assets managed) and quarterly incentive fees of up to 30% of new trading profits, as defined.

Note 4 Financial Instruments with Off-Balance-Sheet Risk

The Partnership’s trading involves activities that have market and/or credit risk.

Market Risk—Market risk arises primarily from changes in the value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional value of futures contracts purchased and unlimited on such contracts sold short. As both a buyer and seller of options on futures, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable market variations underlying the option. The risk of loss for purchased options on futures is limited to the premiums paid; written or sold options on futures expose the Partnership to potentially unlimited liability. Cash at the clearing broker is available to satisfy margin requirements.

The Price Fund I, L.P.

Notes to Financial Statements (unaudited)

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

Note 5 Recent Accounting Pronouncements

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

On July 13, 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for the Partnership on January 1, 2007 and is to be applied to all open tax years as of the effective date. Management does not believe the guidance provided by FIN 48 will have a material effect on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through March 31, 2007, subscriptions totaling $2,606,023 had been accepted and redemptions over the same period totaled $1,129,091.

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

RESULTS OF OPERATIONS

Partnership Results for January 2007:

The Partnership incurred a small loss for the month of January. Although the New Year got off to a volatile start, the losses experienced in metals, currencies, and energies were almost entirely offset by gains in interest rates and indexes. The big gains came from the global stock indexes that continued to climb as corporate profits and lower energy prices translated to new highs in the stock markets. The bigger losses were experienced in the energy sector as the warmer than normal weather in conjunction with higher than anticipated supplies of gas and crude oil reduced demand.

For January, the Partnership lost 1.11%.

Partnership Results for February 2007:

Partnership performance in February was one of the worst months for performance since the Fund’s inception. Significant losses in the Asian stock markets proved to be an undesirable situation as two CTAs of the Price Fund employ a global trend strategy. While the strategies employed by the other CTAs produced gains for the Funds, those gains could not prevent the significant losses.

For the month, the Partnership lost 6.98%.

Partnership Results for March 2007:

The losses incurred in March were similar to the losses in February. The downward trend of the global sectors combined with additional losses experienced in the grains, energies, and metals sector to post another significant loss to the Partnership.

For March, the Partnership lost 6.22%.

For the first quarter ended March 31, 2007 the Partnership’s compounded rate of return was -13.74%.

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

Market movements can produce frequent changes in the value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2007.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$38,030	3.70%
Currencies	$20,517	2.00%
Energy	$3,000	0.29%
Financials	$27,837	2.71%
Indexes	$11,400	1.11%
Metals	$4,000	0.39%

TOTAL:	$104,784	10.20%

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

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2007.

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