Form 10-Q
period 2007-06-30
PRICE FUND I LP
filed 2007-08-14
CIK 1162725

OMB Approval
OMB Number:	3235-0070
Expires:	January 31, 2008
Estimated average burden
hours per response:	192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    ☐  Yes    ☐  No

SEC 1296(03-07) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB contract number

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Price Fund I, L.P.

Statements of Financial Condition as of June 30, 2007 (unaudited) and December 31, 2006

	6/30/2007	12/31/2006
	(unaudited)
ASSETS
Cash and cash equivalents	$48,725	$71,908
Cash at broker	402,517	353,186
Investment in short-term instruments	810,446	1,046,441
Net unrealized trading gains on open futures contracts	53,390	55,545
Interest receivable	15,530	19,869
Accounts receivable – General Partner	4,492	3,354

Total Assets	$1,335,100	$1,550,303

LIABILITIES
Management and incentive fees payable	$18,617	$10,986
Professional and administrative fees payable	87,439	92,786
Redemptions payable	37,783	107,369
Due to General Partner	—	3,447
Other	5,485	2,776

Total Liabilities	149,324	217,364

PARTNERS’ CAPITAL
Partners’ capital (50,000 units authorized)
Limited partners (958 and 1,085 units outstanding)	775,307	908,440
General Partner (507 and 507 units outstanding)	410,469	424,499

Total Partners’ Capital	1,185,776	1,332,939

Total Liabilities and Partners’ Capital	$1,335,100	$1,550,303

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of June 30, 2007 (unaudited)

		Value	Percent of Partner’s Capital
Investment in short-term instruments:
Government Sponsored Enterprise obligations (total cost - $760,032)
US Federal Home Loan Bank Notes, at 4.625% due 7/18/2007 principal amount $140,000		139,956	11.80%
US Federal Home Mortgage Debts, at 4.250% due 9/15/2007 principal amount $170,000		169,575	14.30%
US Federal Home Mortgage Debts, at 5.750% due 2/15/2008 principal amount $450,000		450,986	38.03%

		760,517	64.13%

Certificate of Deposit – due 10/22/2007 (cost $50,000)		49,929	4.21%

Total investment in short-term instruments		$810,446	68.34%

Open Futures Contracts

	Number of Contracts	Value	Percent of Partner’s Capital
Long Futures Contracts (73.51% US based)
Agricultural	33	$12,719	1.07%
Currencies	15	5,711	0.48%
Energy	5	(4,198)	(0.35)%
Financials	4	5,572	0.47%
Indexes	16	5,573	0.47%
Metals	3	2,740	0.23%

	76	$28,117	2.37%

Short Futures Contracts (84.70% US based)
Agricultural	9	$(3,464)	(0.29)%
Currencies	17	14,405	1.21%
Energy	3	15,535	1.31%
Financials	21	(577)	(0.05)%
Metals	5	(628)	(0.05)%

Total	55	$25,273	2.13%

Net unrealized trading gains on open futures contracts		$53,390	4.50%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2006

		Value	Percent of Partner’s Capital
Investment in short-term instruments:
US Government Enterprise obligations (total cost - $98,352)
US Treasury Notes, at 3.750%, due 3/31/2007 principal amount $99,000		$98,675	7.40%

Government Sponsored Enterprise obligations (total cost - $946,972)
US Federal Home Loan Bank Notes, at 5.400%, due 1/29/2007 principal amount $500,000		$500,000	37.51%
US Federal Home Loan Bank Notes, at 4.625% due 7/18/2007 principal amount $250,000		249,140	18.69%
US Federal Home Mortgage Debts, at 4.250% due 9/15/2007 principal amount $200,000		198,626	14.90%

		947,766	71.10%

Total investment in short-term instruments		$1,046,441	78.50%

Open Futures Contracts

	Number of Contracts	Value	Percent of Partner’s Capital
Unrealized gains (51.94% US based)
Agricultural	39	$20,397	1.53%
Currencies	29	30,032	2.25%
Energy	11	20,707	1.55%
Financials	48	22,612	1.70%
Indexes	17	27,302	2.05%
Metals	3	16,223	1.22%

	147	$137,273	10.30%

Unrealized losses (67.60% US based)
Agricultural	22	$20,633	1.55%
Currencies	16	7,554	0.57%
Energy	4	9,610	0.72%
Financials	14	15,293	1.15%
Indexes	7	20,198	1.52%
Metals	2	8,440	0.63%

Total	65	$81,728	6.14%

Net unrealized trading gains on open futures contracts		$55,545	4.16%

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Operations for the Three Months and Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)

	3 months ended 6/30/2007	3 months ended 6/30/2006	6 months ended 6/30/2007	6 months ended 6/30/2006
Trading Income (loss)
Net trading gains (loss) – commodities
Realized	$181,501	$125,377	$56,589	$4,436
Change in unrealized	2,845	(140,416)	(2,155)	14,878
Net trading gains (loss) – securities
Realized	2,031	—	2,201	—
Change in unrealized	(490)	—	(690)	—
Foreign exchange gains (losses)	—	1,034	—	(305)
Brokerage Commissions	(7,221)	(7,028)	(14,613)	(14,833)

Net trading income (loss)	178,666	(21,033)	41,332	4,176

Investment Income
Interest	12,967	17,869	29,669	35,403

Expenses:
Management fees – General Partner	2,710	2,395	5,877	7,979
Management fees – Trading Advisors	758	4,560	4,524	9,116
Incentive fees – Trading Advisors	15,149	(3,340)	16,408	14,972
Trailing Commissions	4,912	4,997	9,787	12,542
Professional fees	44,319	31,152	88,638	61,422
Bank fees and other expenses	—	—	—	900

Total expenses	67,848	39,764	125,234	106,931

Net investment loss	(54,881)	(21,895)	(95,565)	(71,528)

Net income (loss)	$123,785	$(42,928)	$(54,233)	$(67,352)

Net asset value per unit outstanding	$809.31	$928.62	$809.31	$928.62

Net income (loss) per unit outstanding	$87.16	$(27.17)	$(27.83)	$(42.41)

See accompanying notes to financial statements.

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)

	General Partner	Limited Partners	Total
Six Months Ended June 30, 2007
Partners’ Capital, December 31, 2006	$424,499	$908,440	$1,332,939
Contributions	—	106,462	106,462
Net loss	(14,030)	(40,203)	(54,233)
Withdrawals	—	(199,392)	(199,392)

Partners’ Capital, June 30, 2007	$410,469	$775,307	$1,185,776

Six Months Ended June 30, 2006
Partners’ Capital, December 31, 2005	$289,851	$1,214,366	$1,504,217
Contributions	198,000	16,411	214,411
Net loss	(16,866)	(50,486)	(67,352)
Withdrawals	—	(125,989)	(125,989)

Partners’ Capital, June 30, 2006	$470,985	$1,054,302	$1,525,287

Per unit data	6/30/2006	6/30/2007

Net asset value	$928.62	$809.31

Units outstanding	1,643	1,465

See accompanying notes to financial statements.

The Price Fund I, L.P.

Financial Highlights for the Three Months and Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited) Per Unit Performance

	3 months ended 6/30/2007	3 months ended 6/30/2006	6 months ended 6/30/2007	6 months ended 6/30/2006
Net asset value per unit at the beginning of the period	$722.15	$955.79 *	$837.14	$971.03
Income
Trading gains and losses	127.48	(14.05)	28.13	1.31
Investment Income
Interest	9.25	10.71	20.19	21.64
Expenses	(49.57)	(23.83)	76.15	(65.36)

Net investment loss	(40.32)	(13.12)	(55.96)	(43.72)

Net gain (loss) per unit	87.16	(27.17)	(27.83)	(42.41)

Net Asset Value per unit at the end of the period	$809.31	$928.62	$809.31	$928.62

	3 months ended 6/30/2007	3 months ended 6/30/2006	6 months ended 6/30/2007	6 months ended 6/30/2006
Ratio of Net Investment Loss to Average Partners’ Capital	(20.29)%	(5.44)%	(16.46)%	(9.12)%

Ratio of Expenses to Average Partners’ Capital	25.08%	9.84%	21.57%	13.64%

Total Return	12.07%	(2.84)%	(3.32)%	(4.37)%

The above ratios have been calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions. The ratios of net investment loss and expenses to average partners’ capital have been annualized. The ratios of total return have not been annualized.

*The net asset value per unit of $955.79 as of March 31, 2006 was revised from the $958.41 previously reported in the Partnership’s Form 10Q filing for the first quarter ending March 31, 2006 (refer to Note 2 to the Financial Statements).

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

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our 2006 Form 10K as filed with the Securities and Exchange Commission.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents—Cash and cash equivalents consist of cash in banks and money market instruments with original maturities of 90 days or less.

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

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

The Partnership has advanced amounts on behalf of the General Partner for sales fees due relating to units sold. The balance owed to the Partnership as of June 30, 2007 and December 31, 2006 amounted to $4,492 and $3,354, respectively.

The General Partner has paid for certain expenses on behalf of the Partnership. The balance owed by the Partnership as of June 30, 2007 and December 31, 2006 amounted to $0 and $3,447 respectively.

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership, through the General Partner, pays Uhlmann Price Securities a commission of 3.5 percent (which includes a re-allowance of up to 3 percent to other broker-dealers) of the purchase price of each unit sold. These commissions are charged to partners’ capital upon the issuance of such units. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or to selling agents beginning twelve months after that unit has been outstanding. The trailing commission is equal to 2 percent (which includes a re-allowance of up to 1.5 percent to other selling agents) of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of June 30, 2007 and 2006, 1,176 and 995 units, respectively, qualified for the trailing commissions.

The Partnership pays all of its direct legal, accounting, filing, reporting and data processing expenses, incentive fees, management fees, brokerage fees and extraordinary expenses, subject to overall limitations on fees described in the Partnership’s limited partnership agreement. The General Partner will bear any fees in excess of these limitations.

A summary of fees incurred by the Partnership included:

	3 months ended 6/30/2007	3 months ended 6/30/2006	6 months ended 6/30/2007	6 months ended 6/30/2006
Management fees – General Partner	2,710	2,395	5,877	7,979
Management fees – Trading Advisors	758	4,560	4,524	9,116
Incentive fees – Trading Advisors	15,149	(3,340)	16,408	14,972
Selling commissions – Uhlmann Price Securities	3,850	15	—	4,722
Trailing commissions – Uhlmann Price Securities	4,577	4,973	9,322	12,519

Note 3 Commodity Trading Advisors

The Partnership has entered into advisory contracts with Abraham Trading Co., Ascendia Capital Management, LLC, Clarke Capital Management, Inc., Rohrs and Company, LLC, Marathon Growth Partners, LLC, Smith Point Investments, Ltd. and NuWave Investment Corporation as the Partnership’s commodity trading advisors (the “Advisors”). The Advisors are paid a quarterly management fee up to 2 percent per annum (based on assets managed) and quarterly incentive fees of up to 30% of new trading profits, as defined.

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

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

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

On July 13, 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. FIN 48 became effective for the Partnership on January 1, 2007 and did not have a material effect on the Partnership’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through June 30, 2007, subscriptions totaling $2,712,485 had been accepted and redemptions over the same period totaled $1,204,205.

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

RESULTS OF OPERATIONS

Partnership Results for January 2007:

The Partnership incurred a small loss for the month of January. Although the New Year got off to a volatile start, the losses experienced in metals, currencies, and energies were almost entirely offset by gains in interest rates and indexes. The largest gains came from the global stock indexes that continued to climb as corporate profits and lower energy prices translated to new highs in the stock markets. The largest losses were experienced in the energy sector as the warmer than normal weather in conjunction with higher than anticipated supplies of gas and crude oil reduced demand.

For January, the Partnership lost 1.11%.

Partnership Results for February 2007:

Partnership performance in February was one of the worst months for performance since the Fund’s inception. Significant losses in the Asian stock markets proved to be unfavorable for two CTAs of the Partnership that employ a global trend strategy. While the strategies employed by the other CTAs produced gains for the Partnership, those gains could not prevent significant losses.

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

Partnership Results for April 2007:

April produced the first profitable month for the Partnership in 2007. Currencies and softs posted the highest sector gains while the financial sector posted the largest sector loss. Cotton, milk, and the euro dollar were the best performing commodities while gold and crude oil were the worst performing commodities of the Partnership.

For April, the Partnership gained 5.79%

Partnership Results for May 2007:

The Partnership continued to be profitable in May. Financials, equities, and currency sectors lead the Partnership in gains while the softs sector posted the largest loss. The Canadian dollar and German Euro Bund were the best performing commodities while cotton and lumber were the worst performing commodities of the Partnership.

For May, the Partnership gained 3.80%.

Partnership Results for June 2007:

June continued to be another profitable month for the Partnership making the second quarter of 2007 the first quarter with 3 consecutive months of gains for the Partnership since its inception. The financial sector led the Partnership with the largest gains while the softs continued to decline further. The UK Long Gilt was the best performing commodity of the Partnership while cotton and sugar were the worst performing commodities.

For June, the Partnership gained 2.06%.

For the second quarter ended June 30, the Partnership’s compounded rate of return was 12.07%.

For the year ended June 30, the Partnership’s compounded rate of return was -3.32%.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2007.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$19,110	1.61%
Currencies	$18,969	1.60%
Energy	$9,500	0.80%
Financials	$25,617	2.16%
Indexes	$51,738	4.36%
Metals	$13,080	1.10%

TOTAL:	$138,014	11.63%

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

ITEM 4T.	CONTROLS AND PROCEDURES

Applicable only to reports required to be filed with respect to a fiscal year ending on or after December 15, 2007 but before December 15, 2008.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

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

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2007.

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