Form 10-Q
period 2007-09-30
PRICE FUND I LP
filed 2007-11-14
CIK 1162725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number: 333-74176

THE PRICE FUND I, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-4400372
(State of or other Jurisdiction or of Incorporation or Organization)	(IRS Employer Identification Number)

c/o Price Asset Management, Inc.
141 West Jackson Boulevard
Suite 1340A
Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

(312) 264-4300

(Registrant’s telephone number, including area code)

(Former name, former address and former filed year, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court     ☐  Yes     ☐  No

SEC 1296(03-07) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB contract number

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total number of Pages: 20 plus exhibits

2

The Price Fund I, L.P.

Statements of Financial Condition as of September 30, 2007 (unaudited) and December 31, 2006

	9/30/2007	12/31/2006
	(unaudited)
ASSETS

Cash and cash equivalents	$134,143	$71,908
Cash at broker	438,217	353,186
Investment in short-term instruments	536,227	1,046,441
Net unrealized trading gains on open futures contracts	34,715	55,545
Interest receivable	4,794	19,869
Accounts receivable – General Partner	2,640	3,354

Total Assets	$1,150,736	$1,550,303

LIABILITIES

Management and incentive fees payable	$6,675	$10,986
Professional and administrative fees payable	83,640	92,786
Redemptions payable	42,713	107,369
Due to General Partner	—	3,447
Other	637	2,776

Total Liabilities	133,665	217,364

PARTNERS’ CAPITAL

Partners’ capital (50,000 units authorized)
Limited partners (774 and 1,085 units outstanding)	614,295	908,440
General Partner (507 and 507 units outstanding)	402,776	424,499

Total Partners’ Capital	1,017,071	1,332,939

Total Liabilities and Partners’ Capital	$1,150,736	$1,550,303

See accompanying notes to financial statements.	3

The Price Fund I, L.P.

Schedule of Investments as of September 30, 2007 (unaudited)

	Value	Percent of Partner’s Capital
Investment in short-term instruments:

US Federal Home Mortgage Debts, at 5.750% due 2/15/2008 principal amount $450,000 (cost $451,337)	451,265	44.37%

Certificate of Deposit – due 10/22/2007 (cost $50,000)	49,992	4.92%
Certificate of Deposit – due 2/8/2008 (cost $35,000)	34,970	3.44%

Total investment in short-term instruments	$536,227	52.73%

Open Futures Contracts

	Number of Contracts	Value	Percent of Partner’s Capital
Long Futures Contracts (89.72% US based)
Agricultural	27	$4,053	0.40%
Currencies	11	21,143	2.08%
Energy	6	10,549	1.04%
Financials	1	3,172	0.31%
Indexes	4	1,477	0.15%
Metals	4	5,450	0.54%

	53	$45,844	4.52%

Short Futures Contracts (92.27% US based)
Agricultural	23	$(1,745)	(0.17)%
Currencies	6	(2,855)	(0.28)%
Energy	3	(6,529)	(0.64)%

Total	32	$(11,129)	(1.09)%

Net unrealized trading gains on open futures contracts		$34,715	3.43%

See accompanying notes to financial statements.	4

The Price Fund I, L.P.

Schedule of Investments as of December 31, 2006

	Value	Percent of Partners’ Capital
Investment in short-term instruments:
US Government Enterprise obligations (total cost - $98,352)
US Treasury Notes, at 3.750%, due 3/31/2007 principal amount $99,000	$98,675	7.40%

Government Sponsored Enterprise obligations (total cost - $946,972)
US Federal Home Loan Bank Notes, at 5.400%, due 1/29/2007 principal amount $500,000	$500,000	37.51%
US Federal Home Loan Bank Notes, at 4.625% due 7/18/2007 principal amount $250,000	249,140	18.69%
US Federal Home Mortgage Debts, at 4.250% due 9/15/2007 principal amount $200,000	198,626	14.90%

	947,766	71.10%

Total investment in short-term instruments	$1,046,441	78.50%

Open Futures Contracts
	Number of Contracts	Value	Percent of Partner’s Capital
Unrealized gains (51.94% US based)
Agricultural	39	$20,397	1.53%
Currencies	29	30,032	2.25%
Energy	11	20,707	1.55%
Financials	48	22,612	1.70%
Indexes	17	27,302	2.05%
Metals	3	16,223	1.22%

	147	$137,273	10.30%

Unrealized losses (67.60% US based)
Agricultural	22	$20,633	1.55%
Currencies	16	7,554	0.57%
Energy	4	9,610	0.72%
Financials	14	15,293	1.15%
Indexes	7	20,198	1.52%
Metals	2	8,440	0.63%

Total	65	$81,728	6.14%

Net unrealized trading gains on open futures contracts		$55,545	4.16%

See accompanying notes to financial statements.	5

The Price Fund I, L.P.

Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)

	3 months ended 9/30/2007	3 months ended 9/30/2006	9 months ended 9/30/2007	9 months ended 9/30/2006
Trading Income (loss)
Net trading gains (loss) – commodities
Realized	$33,681	$(92,008)	$90,270	$(87,571)
Change in unrealized	(18,675)	62,695	(20,830)	77,573
Net trading gains (loss) – securities
Realized	4,854	—	7,055	—
Change in unrealized	(537)	—	(1,227)	—
Foreign exchange losses	—	(921)	—	(1,226)
Brokerage Commissions	(4,950)	(7,072)	(19,563)	(21,905)

Net trading income (loss)	14,373	(37,306)	55,705	(33,129)

Investment Income

Interest	13,223	15,975	42,892	51,378

Expenses:
Management fees – General Partner	2,754	3,663	8,631	11,642
Management fees – Trading Advisors	353	4,337	4,877	13,453
Incentive fees – Trading Advisors	3,567	3,331	19,975	18,303
Trailing Commissions	4,533	5,493	14,320	18,035
Professional fees	44,318	54,255	132,956	114,778
Bank fees and other expenses	—	900	—	2,700

Total expenses	55,525	71,979	180,759	178,911

Net investment loss	(42,302)	(56,004)	(137,867)	(127,533)

Net loss	$(27,929)	$(93,310)	$(82,162)	$(160,662)

Net asset value per unit outstanding	$794.14	$873.66	$794.14	$873.66

Net loss per unit outstanding	$(15.17)	$(54.96)	$(43.00)	$(97.37)

See accompanying notes to financial statements.	6

The Price Fund I, L.P.

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)

	General Partner	Limited Partners	Total
Nine Months Ended September 30, 2007

Partners’ Capital, December 31, 2006	$424,499	$908,440	$1,332,939

Contributions	—	104,610	104,610

Net loss	(21,723)	(60,439)	(82,162)

Withdrawals	—	(338,316)	(338,316)

Partners’ Capital, September 30, 2007	$402,776	$614,295	$1,017,071

Nine Months Ended September 30, 2006

Partners’ Capital, December 31, 2005	$289,851	$1,214,366	$1,504,217

Contributions	198,000	123,880	321,880

Net loss	(44,749)	(115,913)	(160,662)

Withdrawals	—	(197,161)	(197,161)

Partners’ Capital, September 30, 2006	$443,102	$1,025,172	$1,468,274

Per unit data	9/30/2006	9/30/2007

Net asset value	$873.66	$794.14

Units outstanding	1,681	1,281

See accompanying notes to financial statements.	7

The Price Fund I, L.P.

Financial Highlights for the Three Months and Nine Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)

Per Unit Performance

	3 months ended 9/30/2007	3 months ended 9/30/2006	9 months ended 9/30/2007	9 months ended 9/30/2006
Net asset value per unit at the beginning of the period	$809.31	$928.62	$837.14	$971.03
Income
Trading gains and losses	10.40	(22.63)	38.82	(20.20)
Investment Income
Interest	9.57	9.69	29.89	31.32

Expenses	(35.14)	(42.02)	(111.71)	(108.49)

Net investment loss	(25.57)	(32.33)	(81.82)	(77.17)

Net loss per unit	(15.17)	(54.96)	(43.00)	(97.37)

Net Asset Value per unit at the end of the period	$794.14	$873.66	$794.14	$873.66

	3 months ended 9/30/2007	3 months ended 9/30/2006	9 months ended 9/30/2007	9 months ended 9/30/2006
Ratio of Net Investment Loss to Average Partners’ Capital	(15.66)%	(15.16)%	(16.31)%	(11.07)%

Ratio of Expenses to Average Partners' Capital	20.56%	19.48%	21.39%	15.52%

Total Return	(1.87)%	(5.92)%	(5.14)%	(10.03)%

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

Basis of presentation—The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Revenue Recognition—Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statements of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The fair value of the commodity futures contracts is based upon the most recent available settlement prices on the appropriate commodity exchanges. Changes in unrealized gains or losses represent the total increases or decreases in unrealized gains or

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

increases or decreases in unrealized losses on open positions during the period. Short-term instruments include obligations of the US Government and government sponsored enterprises and certificates of deposit which are carried at fair value.

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

The Partnership has advanced amounts on behalf of the General Partner for sales fees due relating to units sold. The balance owed to the Partnership as of September 30, 2007 and December 31, 2006 amounted to $2,640 and $3,354, respectively.

The General Partner has paid for certain expenses on behalf of the Partnership. The balance owed by the Partnership as of September 30, 2007 and December 31, 2006 amounted to $0 and $3,447 respectively.

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

.	10

The Price Fund I, L.P.

Notes to the Financial Statements (unaudited)

Uhlmann Price Securities, LLC, as Selling Group Manager

Uhlmann Price Securities, LLC, a related party to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership, through the General Partner, pays Uhlmann Price Securities a commission of 3.5 percent (which includes a re-allowance of up to 3 percent to other broker-dealers) of the purchase price of each unit sold. These commissions are charged to partners’ capital upon the issuance of such units. In addition, the Partnership pays a trailing commission to salespersons identified by Uhlmann Price Securities or to selling agents beginning twelve months after that unit has been outstanding. The trailing commission is equal to 2 percent (which includes a re-allowance of up to 1.5 percent to other selling agents) of the net asset value of a unit. No trailing commission will accrue or be paid for any unit that has been outstanding for less than one full year. As of September 30, 2007 and 2006, 1,162 and 1,258 units, respectively, qualified for the trailing commissions.

The Partnership pays all of its direct legal, accounting, filing, reporting and data processing expenses, incentive fees, management fees, brokerage fees and extraordinary expenses, subject to overall limitations on fees described in the Partnership’s limited partnership agreement. The General Partner will bear any fees in excess of these limitations.

A summary of fees incurred by the Partnership included:

	3 months ended 9/30/2007	3 months ended 9/30/2006	9 months ended 9/30/2007	9 months ended 9/30/2006
Management fees – General Partner	2,754	3,663	8,631	11,642
Management fees – Trading Advisors	353	4,337	4,877	13,453
Incentive fees – Trading Advisors	3,567	3,331	19,975	18,303
Selling commissions – Uhlmann Price Securities	—	3,500	3,850	8,222
Trailing commissions – Uhlmann Price Securities	4,496	5,414	13,818	17,933

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

INTRODUCTION

The Partnership commenced the offering of units on August 1, 2003. The initial offering period ended on December 31, 2003 and the Partnership commenced operations in January 2004. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from commencement of the offering through September 30, 2007, subscriptions totaling $2,710,633 had been accepted and redemptions over the same period totaled $1,343,129.

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

Partnership Results for July 2007:

The third quarter of 2007 did not start as favorably for the Partnership as the second quarter ended as July posted the first loss since March. The highest gains earned by the Partnership were experienced across just two sectors of the market. While the agriculture and currency sectors posted gains, all other sectors posted losses. Interestingly, the currency sector provided the Partnership with both its best and worst investments of the month. The British Pound was the best performing commodity while Japanese Yen was for the worst performing commodity for the Partnership.

For July, the Partnership lost 4.09%.

Partnership Results for August 2007:

The Partnership’s performance continued to slide downward in August as the Partnership posted another monthly loss. Financial and metal sectors lead the Partnership in gains while the equity sector posted the largest loss. The Japanese 10 year bond and milk were the best performing commodities while cocoa and the Japanese Yen were the worst performing commodities for the Partnership.

For August, the Partnership lost 3.89%.

Partnership Results for September 2007:

September ended the quarter for the Partnership positively as it was the only month in the third quarter that posted gains. All sectors except for softs posted gains for the Partnership. Wheat, gold, and the Swiss Franc were the top performing commodities while orange juice and platinum were amongst the worst performing commodities.

For September, the Partnership gained 6.45%.

For the third quarter ended September 30, the Partnership’s compounded rate of return was -1.87%.

For the year ended September 30, the Partnership’s compounded rate of return was -5.14%.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2007.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$39,794	3.91%
Currencies	$11,517	1.13%
Energy	$15,712	1.54%
Financials	$14,245	1.40%
Indexes	$11,990	1.18%
Metals	$18,926	1.86%

TOTAL:	$112,184	11.02%

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

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2007.

THE PRICE FUND I, L.P.
(Registrant)

By:	Price Asset Management, Inc.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Chairman, President and Director

EXHIBIT INDEX

E-1